Form 10-K
period 2011-12-31
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2012-03-23
CIK 1482876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35088

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

(Exact name of Registrant as specified in its charter)

Delaware	90-6132863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Factor Capital Management, LLC 1 Penn Plaza, 36th Floor New York, New York	10119
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 786-7481

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes |_|    No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes |_|  No |X|

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  |_|

i

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  |X|    No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|	Accelerated Filer |_|

Non-Accelerated Filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  |_|    No  |X|

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $2,543,000.

Number of Common Units of Beneficial Interest outstanding as of March 22, 2012: 100,040

ii

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report and our other Securities and Exchange Commission (the “SEC”) filings.

ii

PART I

ITEM 1.	BUSINESS

Organization

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR (the “Fund”), a Delaware statutory trust formed on January 26, 2010, commenced investment operations on February 22, 2011. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (a “Basket”). Factor Capital Management, LLC (the “Managing Owner”), a Delaware limited liability company and a wholly owned subsidiary of Factor Advisors, LLC, serves as the managing owner and commodity pool operator of the Fund. The Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares at the initial issuance price of $25.00 per share on March 22, 2010. From March 22, 2010 through February 21, 2011, the Fund had no operating activities and as a result the financial statement disclosures related to the prior period, except for the Statement of Financial Condition at December 31, 2010, have been omitted.

The Fund commenced investment operations on February 22, 2011 (commencement of investment operations). The Fund commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSA.”

Fund Objective and Index

The proceeds of the offering of Shares are invested by the Fund in accordance with its investment objective. The Fund is designed for investors who believe that the long-dated U.S. Treasury market segment will increase in value relative to the large-cap U.S. equity market segment, in one day or less. The objective of the Fund is to seek to track approximately -200% of the daily return of the S&P500 Bull/TBond Bear Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between the U.S. Treasury and the U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Treasury Index Futures Contract and the Equity Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Treasury Index Futures Contract and/or the Equity Index Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Treasury Index Futures Contract and/or the Equity Index Futures Contract, as applicable.

The Treasury Index Futures Contract provides an exposure to the long-dated U.S. Treasury market segment, particularly U.S. Treasury Bonds. The Treasury Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of the U.S. Treasury Bond and thereby speculate on, or hedge exposure to, the direction of interest rates. The Treasury Index Futures Contract serves as a proxy for U.S. Treasury Bonds because the performance of the Treasury Index Futures Contract is dependent upon and reflects the changes in the price of the underlying U.S. Treasury Bonds. The Equity Index Futures Contract provides an exposure to a large-cap U.S. equity market segment, particularly U.S. large-cap equities. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of the U.S. large-cap equities and thereby speculate on, or hedge exposure to, the direction of equity prices. The Equity Index Futures Contract serves as a proxy for U.S. large-cap equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the price of the underlying U.S. large-cap equities.

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its equity (i.e., the estimated net asset value) (the “Fund Equity”) in the front month Treasury Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Equity in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time (as defined below), and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Treasury Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Equity.

Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month Equity Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately -200% of the value of its Fund Equity.

The Fund has a leverage ratio of approximately 4:1 upon daily rebalancing.

Net Asset Value

The net asset value (the “NAV”) of the Fund means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting.

The Fund’s NAV Calculation Time is 3:00 p.m. (Eastern Time).

Overview of the Index

The Index is intended to reflect the spread, or the difference in the daily return, between two market segments. The Index is intended to reflect the daily spreads, or the differences in the changes, positive or negative, between the value of its Long Sub-Index and the value of its Short Sub-Index. The Long Sub-Index tracks the changes in the Long Index Futures Contract. The Short Sub-Index tracks the changes in the Short Index Futures Contract.

Index	Sub-Indexes and Index Futures Contracts	Exchange* (Contract Symbol)	Base Date	Sub-Index Base Weight (%)	Contract Months

S&P U.S. Equity Risk Premium Total Return Index	Long Sub-Index: S&P 500® Futures Excess Return Index Long Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price IndexTM Futures	CME (ES)[1]	9.9.1997	100	March, June September, December
	Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index Short Index Futures Contract: U.S. Treasury Bond Futures	CME (US)[2]	9.9.1997	100	March, June, September, December

*Connotes the exchanges on which the underlying Index Futures Contracts are traded.

Legend:
“CME” means the Chicago Mercantile Exchange, Inc., or its successor.

1Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).

2Monday – Friday 07:20-14:00 (Central Time).

The Fund’s Index consists of two sub-indexes (individually, a “Sub-Index”, collectively, the “Sub-Indexes”). A long Sub-Index (the “Long Sub-Index”) reflects a passive exposure to a certain near-month long Index Futures Contract (the “Long Index Futures Contract”). A short Sub-Index (the “Short Sub-Index”) reflects a passive exposure to a certain near-month short Index Futures Contract (the “Short Index Futures Contract”). The Index is designed to reflect +100% of the spread, or the difference in daily return, positive or negative, between the Long Sub-Index and the Short Sub-Index, plus the return on a risk free component. The risk free component of the Index reflects the returns generated by holding a 3-month United States Treasury bill.

The Index is rebalanced daily as of the Index Calculation Time in order to continue to reflect the spread, or the difference in the daily return, between two specific market segments. By rebalancing the Index on a daily basis as of the Index Calculation Time, the Index will then be comprised of equal notional amounts (i.e. +100% and −100%, respectively) of both of its Long Index Futures Contracts and Short Index Futures Contracts in accordance with its daily objectives. Daily rebalancing of the Index will lead to different results than would otherwise occur if the Index, and in turn, the Fund, were to be rebalanced less frequently or more frequently than daily.

As explained in greater detail in the Prospectus, the Fund seeks to track its Index on an inverse leveraged and daily basis by creating a portfolio of Long Index Futures Contracts and Short Index Futures Contracts (which may include Substitute Futures and/or Financial Instruments). The Fund seeks to rebalance daily its holdings around the NAV Calculation Time, which occurs upon the first to settle of its Long Index Futures Contracts or Short Index Futures Contracts. However, the Fund will only rebalance on business days when NYSE Arca and the futures exchanges on which both the Long Index Futures Contracts and the Short Index Futures Contracts are open.

The Managing Owner determines the type, quantity and combination of Index Futures Contracts (or Substitute Futures and/or Financial Instruments), the Managing Owner believes may produce daily returns consistent with the applicable Fund’s daily and leveraged objective.

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

Effect of Leverage

The Fund employs leverage synthetically by entering into derivatives with an aggregate notional value, or “exposure,” that is greater than the Fund’s net asset value. This has an effect equivalent to investing in stocks or bonds with borrowed money, which is called “leveraging” an investment. To invest with borrowed money is to achieve the right to a return on a capital base in excess of the investor’s equity capital investment - the investor is entitled to the return on the total amount of the investment, which is the aggregate amount of the equity capital invested plus the amount of the borrowed capital invested.

The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a physical commodity is the contract size (measured in fixed units of the corresponding commodity) multiplied by the market price for future delivery of the commodity. For a financial futures contract such as an E-mini Standard & Poor’s 500 Stock Price Index™ Futures, the contract size is a number of fixed dollars, or $50 for the E-mini Standard & Poor’s 500 Stock Price Index™ Futures contract. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,150, the notional value of the contract is $57,500 (e.g. $50 contract size x $1,150 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of a Fund’s Index Futures Contracts positions (or Substitute Futures and/or Financial Instruments). Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. Because the notional value of the Fund’s Index Futures Contracts (or Substitute Futures and/or Financial Instruments), will rise or fall throughout each trading day and prior to rebalancing, the leverage ratio could be higher or lower than an approximately 4:1 leverage ratio between the notional value of the Fund’s portfolio and Fund Equity immediately after rebalancing. As the ratio increases, your losses may increase correspondingly.

For example, in the absence of tracking error, your investment in a leveraged inverse fund (such as the Fund) with a Fund multiple of −200% assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to −4% daily when both of the following occur on the same trading day:

• the Long Sub-Index increases +1% and

• the Short Sub-Index decreases −1%.

A leveraged inverse fund such as the Fund seeks a daily exposure equal to approximately -200% of the Index Return (as defined below). As a consequence, a potential risk of total loss exists if the Index Return changes approximately 50% or more over a single trading day or less, in a direction adverse to the Fund. The risk of total loss exists in a short period of time as a result of significant Index movements.

The value of the Shares of the Fund relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund.

For periods longer than a single trading day, the Fund does not attempt to and should not be expected to, provide returns that are equal to the Fund multiple (i.e. -200%), times the return of the Index, or Index Return. For periods longer than a single trading day, and before accounting for mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage, volatility, fees, fund expenses and income of the Fund, it is unlikely that the Fund’s multi-day returns will equal the Fund multiple times the Index Return of its corresponding Index.

For periods longer than a single trading day, investors should not attempt to calculate the anticipated or actual multi-day return of the Fund by simply multiplying the Fund multiple by the Index Return of the corresponding Index because such a result is an insufficient methodology and does not account for the mathematical effects arising from the interaction of leverage (in the amount of the Fund multiple), daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, fees, expenses, and interest income experienced by the Fund, or Fund Compounding. The Fund does not seek to achieve its stated investment objectives over a period of time longer than a single trading day because merely multiplying the Fund multiple by the Index Return does not account for Fund Compounding, and therefore, by definition, prevents the Fund from tracking the product of the Fund multiple by the Index Return for a period longer than a single trading day.

Standard & Poor’s®, S&P® and GSCI® are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”) and have been licensed for use by the Managing Owner. The Fund is not sponsored, endorsed, sold or promoted by S&P or its affiliates.

The Trustee

Wilmington Trust Company, or the Trustee, a Delaware banking corporation, is the sole trustee of the Fund. The Trustee has only nominal duties and liabilities to the Fund.

Under the Trust Agreement, the Trustee has the right to be indemnified for any liability or expense it incurs without its fraud, gross negligence, bad faith or willful misconduct.

The Managing Owner

Factor Capital Management, LLC, a Delaware limited liability company, is the Managing Owner of the Fund. The Managing Owner was formed on November 2, 2009. The Managing Owner serves as the commodity pool operator of the Fund. The Managing Owner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and has been a member of the National Futures Association (the “NFA”) in such capacity since December 17, 2009. As a registered commodity pool operator with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA. The principal office of the Managing Owner is located at 1 Penn Plaza, 36th Floor, New York, New York 10119. The telephone number of the Managing Owner is (212) 786-7481.

The Fund pays the Managing Owner a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s futures advisory services.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without negligence or misconduct.

Under the Trust Agreement, the Managing Owner has the right to be indemnified for any liability or expense it incurs without its fraud, gross negligence, bad faith, willful misconduct or without a material breach of the Trust Agreement by the Managing Owner.

The Commodity Broker

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is a member of Factor Advisors, LLC, the parent and the sole owner of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund. The Commodity Broker is also registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities for the Fund.

On average, total charges paid to the Commodity Broker are expected to be less than $7.50 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. The Managing Owner does not expect brokerage commissions and fees to exceed 0.20% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater.

In no event will the Commodity Broker’s liability, regardless of the form of action and damages suffered by the Fund, exceed the aggregate commissions paid by the Fund to the Commodity Broker over the six (6) months prior to the event giving rise to the Fund’s claim.

The Commodity Broker is not liable for any action or decision of any exchange, market, dealer, clearinghouse or regulator. Reliance on quotes, data or other information accessible through the Commodity Broker is at the Fund’s own risk. In no event will the Commodity Broker or the providers of such information be liable for consequential, incidental, special or indirect damages arising from use of the information.

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

The Fund will indemnify and hold the Administrator and its directors, officers, employees and agents harmless from all loss, cost, damage and expense, including reasonable fees and expenses for counsel, incurred by the Administrator resulting from any claim, demand, action or suit in connection with the Administrator’s acceptance of the Administration Agreement, any action or omission by it in the performance of its duties under the Administration Agreement, or as a result of acting upon any instructions reasonably believed by it to have been duly authorized by the Fund or upon reasonable reliance on information or records given or made by the Fund or the Managing Owner, provided that this indemnification will not apply to actions or omissions of the Administrator, its officers or employees in cases of its or their own gross negligence or willful misconduct.

In any event, the Administrator’s cumulative liability limit with respect to the Fund is the amount of the total annual compensation earned by and fees payable to the Administrator with respect to the Fund during the calendar year immediately prior to the year in which the event giving rise to the liability has occurred.

The Custodian is exculpated pursuant to the terms of the Custodian Agreement.

The Transfer Agent will not be responsible for, and the Fund will indemnify and hold the Transfer Agent harmless from and against, any and all losses, damages, costs, charges, reasonable counsel fees (including the defense of any lawsuit in which the Transfer Agent or affiliate is a named party), payments, reasonable expenses and liability arising out of or attributable to services performed by it based upon the terms as provided under the Transfer Agency and Service Agreement.

In any event, the Transfer Agent’s cumulative liability limit with respect to the Fund is the amount of the total annual compensation earned by the Transfer Agent with respect to the Fund during the calendar year immediately prior to the year in which the event giving rise to the liability has occurred.

The Distributor

The Fund has appointed Foreside Fund Services, LLC as the distributor (the “Distributor”) to assist the Managing Owner and the Fund with certain functions and duties relating to distribution, compliance of sales and marketing materials, and certain regulatory compliance matters. The Distributor does not open or maintain customer accounts or handle orders from the investing public for the Fund.

The Fund pays the Distributor for performing its duties on behalf of the Fund as provided under the Distribution Services Agreement. In addition, the Managing Owner compensates the Distributor for registering certain employees of the Managing Owner in order for them to assist in marketing the Fund.

The Fund will indemnify and hold harmless the Distributor, its affiliates and each of their respective directors, officers and employees and agents and any person who controls the Distributor against any loss, liability, claim, damages or expense (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising out of or based upon the terms as provided under the Distribution Services Agreement.

Tax Reporting

The Fund has retained the services of Ernst & Young LLP to assist with certain tax reporting requirements of the Fund.

The Fund has retained the services of an independent consultant to assist with certain tax reporting requirements to its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the Commodity Exchange Act (the “CEAct”) by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors. If the registration of the Managing Owner as a commodity pool operator were to be terminated, restricted or suspended, the Managing Owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund itself is not registered with the CFTC in any capacity.

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the CEAct. Shareholders may also be able to maintain a private right of action for certain violations of the CEAct. The CFTC has adopted rules implementing the reparation provisions of the CEAct which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEAct against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund itself is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Regulatory reform, by its nature, is unpredictable, and may be detrimental to the Fund and the Net Asset Value or the market price, as applicable, of your Shares. Under the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Reform Act”), the CFTC is required, among other things, to establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Reform Act also requires the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or futures exchanges rulemaking, as applicable, the rules concerning position limits or other position limitations, as applicable, may be amended in a manner that is detrimental to the Fund.

Employees

The Fund has no employees.

Reports to Shareholders and Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. The Managing Owner’s website at www.factorshares.com includes a link to these reports. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Not applicable.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011*	$28.67	$23.78
June 30, 2011	$29.63	$23.11
September 30, 2011	$45.17	$24.59
December 31, 2011	$47.45	$27.47

*Commencing from February 24, 2011 (commencement of trading on NYSE Arca)

Holders

As of December 31, 2011, the Fund had 41 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund makes to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2011.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following table summarizes the redemptions by Authorized Participants for the period from October 1, 2011 through December 31, 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from October 1, 2011 through December 31, 2011:	-	$-

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. FACTORSHARES 2X: TBOND BULL/S&P500 BEAR’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The FactorShares 2X: TBond Bull/ S&P500 Bear (the “Fund”) is designed for investors who believe that the long-dated U.S. Treasury market segment will increase in value relative to the large-cap U.S. equity market segment, in one day or less. The objective of the Fund is to seek to track approximately -200% of the daily return of the S&P500 Bull/TBond Bear Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between the U.S. Treasury and the U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract” or the “Short Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract” or the “Long Index Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Treasury Index Futures Contract and the Equity Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Treasury Index Futures Contract and/or the Equity Index Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Treasury Index Futures Contract and/or the Equity Index Futures Contract, as applicable. (Substitute Futures and/or Financial Instruments are more fully described later in the Report under the section “Substitute Futures and Financial Instruments.”)

The Index is intended to reflect the daily spreads, or the differences in the relative return, positive or negative, between the value of the S&P 500 Futures Excess Return Index (the “Long Sub-Index”) and the value of the S&P U.S. Treasury Bond Futures Excess Return Index (the “Short Sub-Index”). The Long Sub-Index reflects a passive exposure to the near-month Long Index Futures Contract. The Short Sub-Index reflects a passive exposure to the near-month Short Index Futures Contract. The Index is designed to reflect +100% of the spread, or the difference in daily return, positive or negative, between the Long Sub-Index and the Short Sub-Index, plus the return on a risk free component. The risk free component of the Index reflects the returns generated by holding a 3-month United States Treasury bill.

The Treasury Index Futures Contract provides an exposure to the interest rate market segment with respect to U.S. Treasury Bonds. The Treasury Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of the U.S. Treasury Bond and thereby speculate on, or hedge exposure to, the direction of interest rates. The Treasury Index Futures Contract serves as a proxy for U.S. Treasury Bonds because the performance of the Treasury Index Futures Contract is dependent upon and reflects the changes in the market price of the underlying U.S. Treasury Bonds. The Equity Index Futures Contract provides an exposure to a major benchmark index of large-cap U.S. equities known as the S&P 500® Index. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of large-cap U.S. equities and thereby speculate on, or hedge exposure to, large-cap U.S. equities. The Equity Index Futures Contract serves as a proxy for large-cap U.S. equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the S&P 500®, which is an index that reflects the performance of each of the underlying 500 large-cap U.S. equities.

Overview of the Sub-Indexes

Sub-Indexes and Index Futures Contracts	Exchange[1] (Contract Symbol)	Base Date[2]	Sub-Index Base Weight (%)[3]	Contract Months
Long Sub-Index: S&P 500 Futures Excess Return Index Long Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index Futures	CME (ES)[4]	9.9.1997	100	March June September December
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	CME (ES)[5]	9.9.1997	100
Short Index Futures Contract: U.S. Treasury Bond Futures

Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.
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
4 Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).
5 Monday – Friday 07:20-14:00 (Central Time).
______________________

The Index is rebalanced daily as of the Index Calculation Time in order to continue to reflect the spread, or the difference in the daily return, between two specific market segments. By rebalancing the Index on a daily basis as of the Index Calculation Time, the Index will then be comprised of equal notional amounts (i.e. +100% and −100%, respectively) of both of its Long Index Futures Contracts and Short Index Futures Contracts in accordance with its daily objective. Daily rebalancing of the Index will lead to different results than would otherwise occur if the Index, and in turn, the Fund, were to be rebalanced less frequently or more frequently than daily.

As explained in greater detail below, the Fund seeks to track the Index on a leveraged, inverse and daily basis by creating a portfolio of Long Index Futures Contracts and Short Index Futures Contracts (which may include Substitute Futures and/or Financial Instruments). The Fund seeks to rebalance daily its holdings around the NAV Calculation Time which occurs upon the first to settle of its Long Index Futures Contracts or Short Index Futures Contracts. However, the Fund will only rebalance on business days when NYSE Arca and the futures exchanges on which both the Long Index Futures Contracts and the Short Index Futures Contracts are open.

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

The Managing Owner determines the type, quantity and combination of Index Futures Contracts, and, as applicable, Substitute Futures and Financial Instruments the Managing Owner believes may produce daily returns consistent with the Fund’s daily and inverse leveraged objective.

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its Fund Equity (i.e., the estimated net asset value) in the front month U.S. Treasury Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Equity in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month U.S. Treasury Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Equity. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately −200% of the value of its Fund Equity.

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

The Index Sponsor obtains information for inclusion in or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of any Index or any data included in the Index.

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

The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of the Fund’s Index Futures Contracts positions (or Substitute Futures and/or Financial Instruments). Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. Because the notional value of the Fund’s Index Futures Contracts (or Substitute Futures and/or Financial Instruments), will rise or fall throughout each trading day and prior to rebalancing, the leverage ratio could be higher or lower than an approximately 4:1 leverage ratio between the notional value of the Fund’s portfolio and Fund Equity immediately after rebalancing. As the ratio increases, your losses may increase correspondingly.

For example, in the absence of tracking error, an investment in the Fund (which has a Fund multiple of -200%) assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to −4% daily when both of the following occur on the same trading day:

• the Long Sub-Index decreases −1% and

• the Short Sub-Index increases +1%.

The Fund seeks a daily exposure equal to approximately -200% of the Index Return (as defined below). As a consequence, a potential risk of total loss exists if the Index Return changes approximately 50% or more over a single trading day or less, in a direction adverse to the Fund (i.e., meaning a decline of approximately +50% or more in the value of the Index Return of the Fund). The risk of total loss exists in a short period of time as a result of significant Index movements.

The value of the Shares relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund.

For periods longer than a single trading day, the Fund does not attempt to and should not be expected to, provide returns that are equal to the Fund multiple (i.e. -200%), times the return of the Index, or Index Return. For periods longer than a single trading day, and before accounting for mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage, volatility, fees, fund expenses and income of the Fund, it is unlikely that the Fund’s multi-day returns will equal the Fund multiple times the Index Return of its corresponding Index.

For periods longer than a single trading day, investors should not attempt to calculate the anticipated or actual multi-day return of the Fund by simply multiplying the Fund multiple by the Index Return of the corresponding Index because such a result is an insufficient methodology and does not account for the mathematical effects arising from the interaction of leverage (in the amount of the Fund multiple), daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, fees, expenses, and interest income experienced by the Fund, or Fund Compounding. The Fund does not seek to achieve its stated investment objective over a period of time longer than a single trading day because merely multiplying the Fund multiple by the Index Return does not account for Fund Compounding, and therefore, by definition, prevents the Fund from tracking the product of the Fund multiple by the Index Return for a period longer than a single trading day.

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the period from February 22, 2011 to December 31, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity, currency, financial or other related materials or instruments at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter, or OTC, market and are not standardized contracts. Forward contracts for a given commodity, currency, financial or other related materials or instruments are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the gain or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize gain or loss immediately, in the forward market a trader with a position that has been offset at a gain will generally not receive such gain until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such forward contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity, currency, financial or other related materials or instruments. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party.

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

Performance Summary

This Report covers the three months ended December 31, 2011 and the period from February 22, 2011 to December 31, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 under the symbol “FSA”.

The Fund is designed to seek daily investment results, before fees and expenses, corresponding to approximately -200%, of the daily spread, or difference in the change, positive or negative, of the Index. Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”.

The Index is designed to reflect the daily spread, or difference in the change, positive or negative, between the value of its Long Sub-Index and the value of its Short Sub-Index. Each Long Sub-Index and Short Sub-Index is comprised of its Long Index Futures Contract and Short Index Futures Contract, respectively.

S&P U.S. Equity Risk Premium Total Return Index
LONG OR SHORT FUTURES CONTRACTS INVESTED BY THE FUND; (EXCHANGE*, CONTRACT SYMBOL)	NAME OF SUB-INDEXES NAME OF INDEX FUTURES CONTRACTS
Long Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index Futures(CME, ES) Short Futures Contract: U.S. Treasury Bond Futures (CME, US)	Long Sub-Index:
S&P 500 Futures Excess Return Index
Long Index Futures Contract:
E-mini Standard and Poor’s 500 Stock Price Index Futures

Short Sub-Index:
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Indexes Returns for the three months ended December 31, 2011 and the period from February 22, 2011 to December 31, 2011” below provides an overview of the changes in the closing levels of S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index on an inverse and leveraged basis and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the three months ended December 31, 2011 and the period from February 22, 2011 to December 31, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns

	Three Months Ended December 31, 2011	Period from February 22, 2011 to December 31, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	(10.10)%	26.96%
Long Sub-Index: S&P 500® Futures Excess Return Index	11.75%	3.04%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	1.65%	23.92%
3-Month United States Treasury Obligations	0.006%	0.053%

Pursuant to the rules and regulations of the Exchange Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the period covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (−200%) the return of the Index for that period. Due to a number of reasons as described throughout this Report, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged inverse returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use inverse leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills and other high credit quality short term fixed income securities (if any) on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceeds the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

Net Asset Value

Net asset value means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized gain or loss on open futures contracts, Financial Instruments (if any), and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. Subject to the next paragraph, all open futures contracts traded on a United States exchange are calculated at their then current market value, which are based upon the settlement price for that particular futures contract traded on the applicable United States exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the fair value of such position for such day. Subject to the next paragraph, the current fair value of all open futures contracts traded on a non-United States exchange, to the extent applicable, are based upon the settlement price for that particular futures contract traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a futures contract traded on a non-United States exchange, to the extent applicable, could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the fair value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s futures brokerage account, if applicable, will be accrued at least monthly. The amount of any distribution will be a liability of the Fund from the day when the distribution is declared until it is paid.

The NAV of the Fund is calculated as of the first to settle of the corresponding Index Futures Contracts, provided that the Fund will not calculate its NAV after 4:00 p.m. (Eastern Time). Accordingly, because the futures exchanges on which the E-mini Standard and Poor’s 500 Stock Price Index Futures (Long Index Futures Contracts) and the U.S. Treasury Bond Futures (Short Index Futures Contracts) settle at 4:15 p.m. (Eastern Time) and 3:00 p.m. (Eastern Time), respectively, the Fund will calculate its NAV, or NAV Calculation Time, as of 3:00 p.m. (Eastern Time).

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

There can be no guarantee that the time difference between the Fund’s NAV Calculation Time and the actual time for an Index Futures Contract’s last traded value prior to the NAV Calculation Time will be immaterial.

In calculating the net asset value of the Fund, the settlement value of a Financial Instrument is determined by applying the terms as provided under the applicable Financial Instrument. However, in the event that an underlying Index Futures Contract is not trading due to the operation of daily limits or otherwise, the Managing Owner may in its sole discretion choose to value the Fund’s Financial Instruments referencing such Index Futures Contract on a fair value basis in order to calculate the Fund’s net asset value.

Net asset value per Fund Share, in respect of the Fund, is the net asset value of the Fund divided by the number of its outstanding Fund Shares.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and treasury securities, which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

The Fund calculates its net asset value as of the NAV Calculation Time as described above.

The Fund’s critical accounting policy with respect to Financial Instruments is as follows:

•	The Fund may invest in Financial Instruments. The Financial Instruments would be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Operations.
•	The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
•	The Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contract becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.
•	Fair value pricing with respect to the Financial Instruments may require subjective determinations about the value of the Financial Instruments. While the Fund’s policy is intended to result in a calculation of the Fund’s net asset value that fairly reflects investment values of the Financial Instruments as of the time of pricing, the Fund cannot ensure that fair values determined by the Managing Owner or persons acting at its direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that Financial Instrument as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the Financial Instruments were sold and the differences could be material to the applicable financial statements.
•	The Fund discloses the fair value of its Financial Instruments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
•	With the exception of futures transactions which are recorded on the average cost basis, realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Liquidity and Capital Resources

All of the Fund’s source of capital is derived through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. Substantially all of the Fund’s total net assets are allocated to futures trading, unless the Fund makes an investment in one or more Financial Instruments. If the Fund invests in Financial Instruments, a portion of its proceeds of the offerings of Shares may be used to collateralize Financial Instruments in accordance with normal practices in the over-the-counter derivatives markets.

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of December 31, 2011, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

The balance of the net assets of the Fund is held in its futures trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, futures exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, such positions can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its futures positions.

The Fund’s Financial Instruments, if any, may also be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, the Financial Instruments are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. Entry into Financial Instruments may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

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

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to purchase or sell a particular investment instrument at a specified date and price. The market risk to be associated with the Fund’s commitments to purchase commodities or investment instruments will be limited to the gross or face amount of the futures contracts held. However, should the Fund enter into a contractual commitment to sell investment instruments, it would be required to make delivery of the underlying investment instrument at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the investment instrument can rise is unlimited, entering into commitments to sell an investment instrument exposes the Fund to theoretically unlimited risk.

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

Credit Risk

When the Fund enters into futures contracts (or Substitute Futures and/or Financial Instruments), the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

Financial Instruments are contracted for directly with the appropriate counterparties.

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

The Fund will enter into Financial Instruments with counterparties selected by the Managing Owner. The Managing Owner will select forward agreements and swaps counterparties giving due consideration to such factors as it deems appropriate, including, without limitation, creditworthiness, familiarity with the Index, and price. Under no circumstances will the Fund enter into a forward agreement or swap with any counterparty whose credit rating is lower than investment-grade at the time a contract is entered into.

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

Cash Flows

The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares of the Fund. This cash may be invested into the Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

Net cash flow used in operating activities was $2,779,373 for the period from year ended December 31, 2011. This amount includes cash held by broker of $2,226,540 as reflected in the Statement of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $2,778,373 for the year ended December 31, 2011 consisting of $2,778,373 from the sale of Shares to Authorized Participants and $6,461,418 paid on the redemption of Shares by Authorized Participants.

Results of Operations

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSA”.

The Fund seeks to track approximately -200% of the daily return of the Index, over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. Treasury and the U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”).

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended December 31, 2011” and “Comparison of Per Share FSA NAV to FSA Market Value for the period from February 22, 2011 to December 31, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended December 31, 2011” and “Comparison of FSA NAV to Benchmark Index for the period from February 22, 2011 to December 31, 2011”).

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Futures Contracts. The Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Futures Contracts, which may compel the Fund to trade futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the Index over the same period. The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (-200%) the return of the Fund’s Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of the Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE THREE MONTHS ENDED DECEMBER 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The per Share market value of FSA and its NAV tracked closely for the three months ended December 31, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE PERIOD FROM FEBRUARY 22, 2011 TO DECEMBER 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The per Share market value of FSA and its NAV tracked closely for the period from February 24, 2011 to December 31, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED DECEMBER 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the three months ended December 31, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

Each of FSA’s NAV and the Index in the graph above has been rebased to the base value of 100 in order to facilitate the comparison between FSA and the Index during the above period.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE PERIOD FROM FEBRUARY 22, 2011 TO DECEMBER 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the period February 24, 2011 through December 31, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

Each of FSA’s NAV and the Index in the graph above has been rebased to the base value of 100 in order to facilitate the comparison between FSA and the Index during the above period.

Additional Legends

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

While the Fund’s objective is not to generate profit through active portfolio management, but is to track the Index on an inverse leveraged basis, because the Index was established in August 11, 2010, certain information relating to the Index closing levels from the Base Date of September 9, 1997 to August 11, 2010 may be considered to be “hypothetical.” Hypothetical information may have certain inherent limitations, some of which are described below.

With respect to Index data, no representation is being made that the Index will or is likely to achieve annual or cumulative closing levels consistent with or similar to those set forth in the graphs above. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or the historical annual or cumulative changes in the Index closing levels. In fact, there are frequently sharp differences between hypothetical results and the actual results subsequently achieved by investment methodologies, whether active or passive.

With respect to Index data, one of the limitations of hypothetical information is that it is generally prepared with the benefit of hindsight. To the extent that information presented herein relates to the period from September 9, 1997 through August 11, 2010, the Index closing levels reflect the application of the Index methodology, and selection of the Index Futures Contracts that reflect certain predetermined market sectors, in hindsight.

No hypothetical record can completely account for the impact of financial risk in actual trading. For example, there are numerous factors, including those described in the “Risk Factors” set forth in the Fund’s Prospectus dated February 22, 2011, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth on the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

The Managing Owner commenced operations on November 2, 2009. As managing owner, the Managing Owner and its trading principals have been managing the day-to-day operations for the Fund and, if applicable, related products and managing futures accounts. Because there are limited actual trading results to compare to the Index closing levels set forth above, current and prospective investors should be particularly wary of placing undue reliance on the cumulative Index results as reflected in the graphs above.

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (-200%) the return of the Index for that period. Due to a number of reasons as described throughout this Report and the Fund’s Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks inverse leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use inverse leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily inverse leveraged investment results. Shareholders should actively monitor their investments.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO DECEMBER 31, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to December 31, 2011, the NYSE Arca market value of each Share increased 19.92% from $25.50 per Share, representing the initial trade on February 24, 2011 to $30.58 per Share, representing the closing price as of December 31, 2011. The Share price high and low for the period February 24, 2011 to December 31, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $47.45 per Share (+86.08%) on October 4, 2011 to a low of $23.11 per Share (-9.37%) on April 8, 2011.

Fund Share Net Asset Value Performance

For the period from February 22, 2011 (commencement of investment operations) to December 31, 2011, the net asset value of each Share increased 22.00% from $25.00 per Share to $30.50 per Share (NAV calculation methodology as described in the notes to the financial statements). For the period from February 22, 2011 to December 31, 2011, realized and unrealized gains in the U.S. Treasury Index Futures Contracts more than offset realized and unrealized losses in the Equity Futures Contracts and fund expenses contributing to the overall increase in the NAV per Share during the period.

Net income for the period from February 22, 2011 to December 31, 2011, was $289,702, resulting from net realized gain on futures contracts of $543,363, net unrealized loss on futures contracts of $73,692, and the net investment loss of $179,969.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

Fund Share Price Performance

During the three months ended December 31, 2011, the NYSE Arca market value of each Share decreased 25.41% from $41.00 per Share, representing the closing price on September 30, 2011 to $30.58 per Share, representing the closing price as of December 31, 2011. The Share price high and low for the three months ended December 31, 2011 and related change from the closing Share price on September 30, 2011 was as follows: Shares traded from a high of $47.45 per Share (+15.73%) on October 4, 2011 to a low of $27.47 per Share (-33.00%) on October 27, 2011.

Fund Share Net Asset Value Performance

For the three months ended December 31, 2011, the net asset value of each Share decreased 24.45% from $40.37 per Share to $30.50 per Share (NAV calculation methodology as described in the notes to the financial statements). For the three months ended December 31, 2011, realized and unrealized losses in the Equity Index Futures Contracts, unrealized losses in the U.S. Treasury Index Futures Contracts and fund expenses more than offset realized gains in the U.S. Treasury Index Futures Contracts, contributing to the overall decrease in the NAV per Share during the period.

Net loss for the three months ended December 31, 2011, was $1,049,844, resulting from net realized loss on futures contracts of $483,003, net unrealized loss on futures contracts of $504,045, and the net investment loss of $62,796.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in a future obligation or loss. The instruments used by the Fund are futures contracts, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery, as applicable. The instruments are traded on an exchange and are standardized contracts.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value, net of any applicable waivers. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Statements of Financial Condition December 31, 2011 and 2010

Assets	2011	2010

Short-term investments, at fair value (cost $1,039,440) (cost $1,039,440)	$1,039,440	$-
Segregated cash held by broker	2,226,540	-
Cash	-	1,000
Receivable on open futures contracts	44,500	-
Prepaid expenses	464	-
Total assets	$3,310,944	$1,000

Liabilities and shareholders’ capital
Payable on open futures contracts	$118,192	$-
Due to related parties	7,981	-
Accrued liabilities	115,696	-
Total liabilities	241,869	-

Shareholders’ capital

Paid-in-capital	2,779,373	1,000
Accumulated earnings/(deficit)	289,702	-
Total shareholders’ capital	3,069,075	1,000

Total liabilities and shareholders’ capital	$3,310,944	$1,000
Shares outstanding	100,040	40
Net asset value per share	$30.68	$25.00
Market value per share	$30.58	Not Applicable

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments December 31, 2011

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (33.87% of shareholders’ capital)
Money Market Funds (33.87% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$1,039,440	$ 1,039,440
Total Short-Term Investments
(Cost $1,039,440)				$ 1,039,440

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, MAR 12	42	$6,037,625	$6,082,125	$ 44,500
Futures Contract Sold
S&P 500 E Mini Index Futures, MAR12	97	$5,956,918	$6,075,110	$(118,192)
				$(73,692)

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statement of Operations
For the Year ended December 31, 2011

Investment Income
Interest Income	$872
Other Income	1,800
Total Investment Income	2,672
Expenses
Management fee	25,947
Brokerage commission and fees	6,680
Audit fees	94,995
Legal fees	12,600
Tax Return preparation fees	37,738
Administrative/Accounting/Custodian fees	36,505
Listing and Calculation Agent fees	11,076
Printing and Postage	15,955
Distribution fees	10,344
Insurance	14,384
Transfer Agent	3,883
Other Expenses	11,320
Total Expenses	281,427
Less – reduction in management fee	(13,766)
Less – expense reimbursement	(85,020)
Net Expenses	182,641
Net Investment Income/(Loss)	(179,969)

Net Realized and Unrealized Gain/(Loss) on Investment Activity
Net Realized Gain/(Loss)
Futures Contracts	543,363
Change in Unrealized Gain/(Loss)
Futures Contracts	(73,692)
Net realized and unrealized gain/(loss)	469,671
Net Income/(Loss)	$289,702

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statement of Changes in Shareholders' Capital
For the Year ended December 31, 2011

Shareholders’ Capital at beginning of period	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of 300,000 shares	9,239,791
Redemption of 200,000 shares	(6,461,418)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	2,778,373

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(179,969)
Net realized gain/(loss)	543,363
Change in net unrealized appreciation/(depreciation)	(73,692)
Increase/(decrease) in Shareholders’ Capital from operations	289,702
Shareholders’ Capital at end of period	$ 3,069,075

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Statement of Cash Flows For the Year ended December 31, 2011

Cash flows used in operating activities:
Net income/(loss)	$ 289,702
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(2,226,540)
Net purchase of investments	(1,038,568)
Accretion of discount on United States Treasury Obligations	(872)
Increase in receivable on open futures contracts	(44,500)
Increase in prepaid expenses	(464)
Increase in payable on open futures contracts	118,192
Increase in due to related parties	7,981
Increase in accrued liabilities	115,696
Net cash used in operating activities	(2,779,373)

Cash flows provided by financing activities:
Proceeds from sale of shares	9,239,791
Paid on redemption of shares	(6,461,418)
Net cash provided by financing activities	2,778,373
Net decrease in cash	(1,000)
Cash, beginning of period	1,000
Cash, end of period	$ -

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010

(1) Organization

FactorShares 2X: TBOND BULL/S&P500 BEAR (the “Fund”), a Delaware statutory trust formed on January 26, 2010, commenced investment operations on February 22, 2011. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (a “Basket”). Factor Capital Management, LLC (the “Managing Owner”), a Delaware limited liability company and a wholly owned subsidiary of Factor Advisors, LLC, serves as the managing owner and commodity pool operator of the Fund. The Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares at the initial issuance price of $25.00 per share on March 22, 2010. There was no other capital activity in 2010. From March 22, 2010 through February 21, 2011 the Fund had no operating activities and as a result the financial statement disclosures related to the prior period, except for the Statement of Financial Condition at December 31, 2010, have been omitted.

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

December 31, 2011 and 2010 (continued)

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

(c) Cash

Cash, when shown in the Statements of Financial Condition, represents non-segregated cash with the custodian and does not include short term investments.

(d) Segregated Cash Held by Broker

The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Cash held by broker in the Statements of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of fund shares for the period ended December 31, 2011 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period from February 24, 2011 through December 31, 2011.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at December 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

The following table summarizes the valuation of investments at December 31, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$1,039,440 a	$(73,692) b	$965,748
Totals	-	$1,039,440	$(73,692)	$965,748

a – Included in Short-term investments in the Statements of Financial Condition.

b – Included in Receivable or Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or Level III type holdings at December 31, 2011.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(h) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, with the exception of futures transactions which are recorded on the average cost basis, and marked to market daily. Unrealized appreciation/depreciation on open futures contracts is reflected in the Statements of Financial Condition and the change in the unrealized appreciation/depreciation between periods is reflected in the Statement of Operations. Discounts on short-term securities purchased are amortized daily and reflected as Interest Income in the Statement of Operations.

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

Management of the Fund has reviewed the open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

(3) Investments

(a) Short-Term Investments

The Fund may purchase U.S. Treasury Bills, agency securities, money market funds and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

(b) Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at December 31, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as Cash held by broker, as disclosed in the Statements of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

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

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 44,500*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (118,192)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Year ended December 31, 2011

Derivatives	Location of Gain/(Loss) on Derivatives	Realized Gain/(Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation/(Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,263,741	$44,550
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(720,378)	$(118,192)

The futures contracts open at December 31, 2011 are indicative of the activity for the year ended December 31, 2011.

(4) Agreements

(a) Management Fee

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the average daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s advisory services to the Fund. From the Management Fee, the Managing Owner will be responsible for paying any license fee relating to the Index. As of March 4, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses do not exceed an annual rate of 2% of the value of the Fund’s average daily net assets. As of July 18, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses will not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets. As of August 1, 2011, the Managing Owner discontinued the voluntary waiver of management fees and reimbursement of expenses. The waiver and reimbursement for the period from March 4, 2011 to July 31, 2011 were voluntary on the part of the Managing Owner.

The reduction in management fee, pursuant to the undertaking, amounted to $13,766 for the period from year ended December 31, 2011.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $10,344 for the year ended December 31, 2011 as disclosed in the Statement of Operations.

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

The brokerage commission and fees amounted to $6,680 for the year ended December 31, 2011 as disclosed in the Statement of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $2,144 for the year ended December 31, 2011 which is included in Other Expenses in the Statement of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $281,427 for the year ended December 31, 2011.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $85,020 for the year ended December 31, 2011.

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

For the year ended December 31, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the year ended December 31, 2011, the Fund did not incur any such expenses.

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

(a)                 Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statement of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $1,800 for the year ended December 31, 2011 in AP Transaction Fees.

(b) Share Transactions

Summary of Share Transactions for the Year ended December 31, 2011

	Shares	Paid in Capital
Shares Sold	300,000	$9,239,791
Shares Redeemed	(200,000)	(6,461,418)
Net Increase/(Decrease)	100,000	$2,778,373

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2011 and 2010 (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the year ended December 31, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return, ratios and per share information may vary based on the timing of their transactions in Fund Shares.

	For the Year ended December 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$25.00
Net investment income/(loss)	(1.29)
Net realized and unrealized gain/(loss)	6.97
Net income/(loss)	5.68
Net asset value per Share, end of period	$30.68
Market value per Share, end of period	$30.58
Ratios to average Net Assetsa
Expense ratiob	5.26%
Expense ratio before waiver / reimbursement	8.11%
Net investment income (loss)	(5.18)%
Total Return, at net asset value c	22.72	%d
Total Return, at market value c	19.92	%d
a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See footnote Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

(11)	New Accounting Pronouncement

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

Report of Independent Registered Public Accounting Firm

The Management Committee of Factor Capital Management, LLC and

Shareholders of FactorShares 2X: TBond Bull/S&P 500 Bear

We have audited the accompanying statements of financial condition of FactorShares 2X: TBond Bull/S&P 500 Bear (the “Fund”) as of December 31, 2011 and 2010, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in shareholders’ capital, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FactorShares 2X: TBond Bull/S&P 500 Bear at December 31, 2011 and 2010, and the results of its operations, the changes in its shareholders’ capital, and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 22, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Stuart J. Rosenthal, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of the end of the period covered by this annual report, and, based upon that evaluation, Stuart J. Rosenthal and Mary Byra, the Principal Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Karlheinz Muhr	54	Chairman of Managing Owner and Member of the Board of Managers
Stuart Rosenthal	39	Principal Executive Officer of Managing Owner and Member of the Board of Managers
Robert S. Tull, Jr.	59	Chief Operating Officer of Managing Owner
Mary Byra	42	Principal Financial Officer of Managing Owner

Karlheinz Muhr co-founded Factor Advisors, LLC, the sole member of the Managing Owner, or Factor, in May 2009 and serves as Chairman of the Managing Owner. Mr. Muhr has been a Principal and Associated Person of the Managing Owner since December 4, 2009 and December 21, 2009 respectively, and an Associated Member of the NFA since December 21, 2009. In April, 2011, Mr. Muhr was appointed Chief Executive Officer of QFS Asset Management LP (“QFS”), an institutional alternative asset management firm which develops investment models based on research discoveries in the fields of economics and quantitative finance. QFS is registered as a Commodity Pool Operator (CPO) and a Commodity Trading Advisor (CTA). On May 2, 2011, Mr. Muhr became an Associated Person and Principal of QFS. Mr. Muhr was also appointed Chief Executive Officer of QFS Asset Management, Inc. (“QFS GP”), the general partner of QFS, and named to its Board of Directors. QFS GP is also registered as a CPO and a CTA. Mr. Muhr has been a Principal of QFS GP since October 25, 2011. QFS and QFS GP are SEC-registered investment advisers. In his capacity as CEO, Mr. Muhr is responsible for the general management of both QFS and QFS GP. From November 2009 to May 2011, Mr. Muhr served as Senior External Advisor to Nomura International, a global investment bank. From March 2009 to May 2011, Mr. Muhr had also served as Chairman and Chief Executive Officer of Cenario Capital Management LLC, or Cenario, a risk assessment and asset management firm for institutional clients. Cenario’s products and solutions include portfolio stress testing, portfolio restructuring, risk analysis and options-based advisory programs. Prior to joining Cenario, Mr. Muhr worked as a Managing Director and head of Credit Suisse Volaris, or Volaris, from June 2003 to March 2009. Volaris is a volatility management firm providing overlay management for institutions and high end family offices. Volaris also manages volatility based products marketed through the firm’s client advisors. Mr. Muhr was the founder of Volaris prior to its acquisition by Credit Suisse in 2003. He served as Chairman of Volaris and was a member of the Credit Suisse Chairman’s Board and Management Council. Mr. Muhr received his M.B.A. from UCLA Anderson in 1985 and M.S. in Finance from Vienna University of Economics and Business of Austria in 1982. Mr. Muhr’s role in connection with the founding of Factor Advisors, LLC, the sole member of the Managing Owner, his long career in the financial services industry and significant management experience in the alternative asset management industry were the material considerations that led the Board of Managers of the Managing Owner to conclude that Mr. Muhr should serve as a Manager of the Managing Owner.

Stuart Rosenthal co-founded Factor in May 2009 and serves as Principal Executive Officer of the Managing Owner. Mr. Rosenthal has been a principal and associated person of the Managing Owner since December 4, 2009 and December 17, 2009 respectively, and a member of the NFA since December 17, 2009. Prior to joining Factor, Mr. Rosenthal worked as a Director at Credit Suisse Securities (USA) LLC and Portfolio Manager of Volaris from February 2005 to April 2009. Since April 2009, Mr. Rosenthal has also served as an advisor to Cenario, a risk assessment and asset management firm for institutional clients. From November 2003 to January 2005, Mr. Rosenthal worked at Rampart Investment Management as a Trader and Assistant Portfolio Manager. From May 2000 to November 2003, Mr. Rosenthal worked at Grantham, Mayo Van Otterloo, a global investment management firm, as an Analyst. Mr. Rosenthal received his M.S. in Operations Research from Northeastern University in 1998 and B.S. in Applied Statistics from Rochester Institute of Technology in 1995. Mr. Rosenthal received his Chartered Financial Analyst (“CFA”) designation in 2002. Mr. Rosenthal is a member of the CFA Institute (formerly AIMR). Mr. Rosenthal’s role in connection with the founding of Factor Advisors, LLC, the sole member of the Managing Owner, his long career in the financial services industry and significant management experience in the alternative asset management industry were the material considerations that led the Board of Managers of the Managing Owner to conclude that Mr. Rosenthal should serve as a Manager of the Managing Owner.

Robert S. Tull Jr. joined Factor Advisors LLC and the Managing Owner of the Funds, as the Chief Operating Officer of Factor Advisors LLC and the Managing Owner on August 16, 2010. Mr. Tull served as a consultant to Factor Advisors LLC and the Managing Owner beginning March 2010. Mr. Tull has been a principal of the Managing Owner since October 13, 2010. Prior to joining Factor and the Managing Owner, Mr. Tull served as the COO of Old Mutual Global Index Trackers, an international long-term savings, protection and investment group based in London, from October 2009 to August 2010 where he was responsible for coordinating ’40 Act operations and product development between the U.S. and South Africa for the SEC registered investment manager.

From October 2005 to March 2010, Mr. Tull was an independent consultant, partner and a Managing Director at MacroMarkets, LLC, which created MacroShares. While at MacroMarkets, LLC, the issuer of MacroShares, Mr. Tull was responsible for the development of MacroShares. MacroShares were NYSE-Arca listed ’33 Act equities tied to the performance of WTI oil and residential real estate benchmarked to the S&P Case-Shiller indices. Mr. Tull also worked for certain third party clients of MacroMarkets, LLC, including PNC Global Institutional Services (formerly PFPC), a global custodian bank, where he provided consulting service for PNCGIS to support their back office infrastructure permitting them to become an ETF custodian bank. The other MacroMarkets, LLC clients included Natixis, a European based bank, where Mr. Tull provided product structuring consulting for MacroShares based upon the US CPI. Mr. Tull has also served from January 2007 to August 2008 on the mutual fund board of SPA ETFs, which was a provider of exchange traded funds, and has been an advisor since September 2006 to the management of the Blackhawk Capital Group BDC, Inc., a public company in New York established as a business development corporation providing angel investing to new startup companies.

Mary Byra joined Factor in May 2010 and serves as Principal Financial Officer of the Managing Owner. Ms. Byra has been a principal of the Managing Owner since July 29, 2010. Prior to joining Factor, Ms. Byra worked for Ernst & Young LLP from December 1995 to March 2010, most recently as a Senior Manager. Ms. Byra was on leave from employment from March 2010 to April 2010. Ms. Byra received her B.S. in Accounting from Rutgers University in May 1991. Ms. Byra received her Certified Public Accountant designation in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

No forms were filed during the year ended December 31, 2011.

Board Committees

The registrant does not have a Board of Directors, and thus does not have standing audit, compensation or nominating committees. Instead, the functions that might be delegated to such committees are carried out by the Board of Managers of the Managing Owner on behalf of the registrant.

Code of Ethics

The Fund has no officers or employees and is managed by Factor Capital Management, LLC.

Factor Capital Management, LLC has adopted a Code of Ethics (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) and all other executive officers and employees. We will provide to any person without charge, upon request, a copy of our Code of Ethics by sending such request to Factor Capital Management, LLC, 1 Penn Plaza, 36th Floor, New York, New York 10119.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by Factor Capital Management, LLC. None of the directors or officers of Factor Capital Management, LLC receive compensation from the Fund. Factor Capital Management, LLC receives a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of such Fund.

An affiliate of the Interactive Brokers LLC, which serves as the Fund’s Commodity Broker, is also a member of Factor Advisors, LLC, the parent and the sole owner of the Managing Owner. The Fund will pay Interactive Brokers LLC all applicable brokerage commissions in connection with the Fund’s futures trading.

For the year ended December 31, 2011, the Fund incurred Management Fees of $25,947 of which $24,033 had been paid at December 31, 2011. Management Fees of $1,914 were unpaid at December 31, 2011 and are reported as a liability in the Statements of Financial Condition.

For the year ended December 31, 2011, the Fund incurred brokerage commissions of $6,680 to Interactive Brokers LLC, all of which had been paid at December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of December 31, 2011, by management.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shares	Factor Capital Management, LLC	40	Less than 1%

Shares	Directors and Officers of Factor Capital Management, LLC as a group	0	0%

Persons known by us to own beneficially more than 5% of the Shares as of December 31, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shares	Timber Hill LLC	93,704	93.67%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Items 11 and 12.

As an unincorporated entity, the registrant does not have a Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by Ernst & Young LLP, the Fund’s independent registered public accounting firm.

Period Ended December 31, 2011
Audit Fees	$94,995
Audit-Related Fees	$-
Tax Fees	$25,500
All Other Fees	$-
Total	$120,495

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by Ernst & Young LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 29 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [1]

10.1	Brokerage Agreement [1]

10.2	Administration Agreement [1]

10.3	Custodian Agreement [1]

10.4	Transfer Agency and Service Agreement [1]

10.5	Distribution Services Agreement [1]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition — December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments— December 31, 2011, (iii) the Statements of Income and Expenses— period from February 22, 2011 through of December 31, 2011, (iv) the Statement of Changes in Shareholders’ Equity— period from February 22, 2011 through of December 31, 2011, (v) the Statements of Cash Flows— period from February 22, 2011 through of December 31, 2011, (vi) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to Form S-1, SEC Registration Number 333-164758, on January 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

By:	Factor Capital Management, LLC, its Managing Owner

	By:	/S/ Stuart J. Rosenthal
	Name:	Stuart J. Rosenthal
	Title:	Principal Executive Officer

	By:	/S/ Mary Byra
	Name:	Mary Byra
	Title:	Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the registrant and in the capacities and on the dates indicated.

	By:	Factor Capital Management, LLC, Managing Owner of the Registrant

		By:	/S/ Karlheinz Muhr
		Name:	Karlheinz Muhr
		Title:	Chairman

Dated: March 22, 2012		By:	/S/ Stuart J. Rosenthal
		Name:	Stuart J. Rosenthal
		Title:	Principal Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition —December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments— December 31, 2011, (iii) the Statements of Income and Expenses— period from February 22, 2011 through of December 31, 2011, (iv) the Statement of Changes in Shareholders’ Equity— period from February 22, 2011 through of December 31, 2011, (v) the Statements of Cash Flows— period from February 22, 2011 through of December 31, 2011, (vi) Notes to Financial Statements, tagged as blocks of text.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

