Form 10-Q
period 2012-03-31
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2012-05-15
CIK 1482876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of outstanding Shares as of April 30, 2012: 100,040 Shares.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Financial Condition
March 31, 2012 and December 31, 2011

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $925,524 and $1,039,440, respectively)	$925,524	$1,039,440
Segregated cash held by broker	1,543,176	2,226,540
Receivable on open futures contracts	-	44,500
Prepaid expenses	10,216	464
Total assets	$2,478,916	$3,310,944

Liabilities and shareholders’ capital
Payable on open futures contracts	$254,900	$118,192
Due to related parties	17,084	7,981
Accrued liabilities	84,893	115,696
Total liabilities	356,877	241,869

Shareholders’ capital

Paid-in-capital	$2,779,373	$2,779,373
Accumulated earnings/(deficit)	(657,334)	289,702
Total shareholders’ capital	2,122,039	3,069,075

Total liabilities and shareholders’ capital	$2,478,916	$3,310,944
Shares outstanding	100,040	100,040
Net asset value per share	$21.21	$30.68
Market value per share	$21.64	$30.58

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments March 31, 2012 (unaudited)

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (43.61% of shareholders’ capital)
Money Market Funds (43.61% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 925,524	$ 925,524
Total Short-Term Investments
(Cost $925,524)		$ 925,524

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at March 31, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, JUN12	31	$4,408,332	$4,270,250	$ (138,082)
Futures Contract Sold
S&P 500 E Mini Index Futures, JUN12	60	$4,094,432	$4,211,250	$(116,818)
				$(254,900)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Schedule of Investments
December 31, 2011

DESCRIPTION	Principal Amount	Fair Value
Short-Term Investments (33.87% of shareholders’ capital)
Money Market Funds (33.87% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 1,039,440	$ 1,039,440
Total Short-Term Investments
(Cost $1,039,440)		$ 1,039,440

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, MAR12	42	$6,037,625	$6,082,125	$ 44,500
Futures Contract Sold
S&P 500 E Mini Index Futures, MAR12	97	$5,956,918	$6,075,110	$(118,192)
				$(73,692)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended March 31, 2012 and the Period from February 22, 2011* to March 31, 2011 (unaudited)

Investment Income	For the Three Months ended March 31, 2012	For the Period from February 22, 2011* to March 31, 2011
Interest Income	$-	$345
Other Income	-	450
Total Investment Income	-	795
Expenses
Management fee	4,731	3,856
Brokerage commission and fees	621	566
Audit fees	20,011	24,063
Legal fees	18,835	8,594
Tax Return preparation fees	8,486	12,031
Administrative/Accounting/Custodian fees	13,433	2,005
Listing and Calculation Agent fees	2,805	-
Printing and Postage	3,414	1,445
Distribution fees	2,707	502
Insurance	4,372	332
Transfer Agent fees	1,037	903
Other Expenses	2,372	871
Total Expenses	82,824	55,168
Less – reduction in management fee	-	(2,925)
Less – expense reimbursement	-	(24,164)
Net Expenses	82,824	28,079
Net Investment Income (Loss)	(82,824)	(27,284)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(683,004)	80,026
Change in Unrealized Gain (Loss)
Futures Contracts	(181,208)	(185,538)
Net realized and unrealized gain (loss)	(864,212)	(105,512)
Net Income (Loss)	$(947,036)	$(132,796)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Three Months ended March 31, 2012 and the Period from February 22, 2011* to March 31, 2011 (unaudited)

	For the Three Months ended March 31, 2012	For the Period from February 22, 2011 to March 31, 2011

Shareholders’ Capital at beginning of period	$3,069,075	$1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of 0 and 200,000 shares, respectively	-	5,000,000
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	5,000,000

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(82,824)	(27,284)
Net realized gain/(loss)	(683,004)	80,026
Change in net unrealized appreciation/(depreciation)	(181,208)	(185,538)
Increase/(decrease) in Shareholders’ Capital from operations	(947,036)	(132,796)
Shareholders’ Capital at end of period	$2,122,039	$4,868,204

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Cash Flows
For the Three Months ended March 31, 2012 and the Period from February 22, 2011* to March 31, 2011 (unaudited)

	For the Three Months ended March 31, 2012	For the Period from February 22, 2011 to March 31, 2011
Cash flows used in operating activities:
Net income/(loss)	$(947,036)	$(132,796)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale/(purchase) of investments	113,916	(3,000,450)
Accretion of discount on United States Treasury Obligations	-	(345)
Decrease/(Increase) in segregated cash balances for futures agreements	683,364	(2,080,026)
Decrease/(Increase) in receivable on open futures contracts	44,500	(628)
Increase in prepaid expenses	(9,752)	-
Increase in due from related parties	-	(24,164)
Increase in payable on open futures contracts	136,708	186,166
Increase in due to related parties	9,103	566
Increase/(Decrease) in accrued liabilities	(30,803)	51,677
Net cash used in operating activities	-	(5,000,000)
Cash flows provided by financing activities:
Proceeds from sale of shares	-	5,000,000
Paid on redemption of shares	-	-
Net cash provided by financing activities	-	5,000,000
Net decrease in cash	-	-
Cash, beginning of period	-	1,000
Cash, end of period	$-	$1,000

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)

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

This report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Period from February 22, 2011 to March 31, 2011”, respectively).

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

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

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. The Fund’s Prospectus dated May 7, 2012, should be read in conjunction with these interim financial statements. Interim period results are not necessarily indicative of results for a full-year period.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

(d) Segregated Cash Held by Broker

The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segregated cash held by broker in the Statements of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Three Months Ended March 31, 2012 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Three Months Ended March 31, 2012.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at March 31, 2012 and December 31, 2011.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

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

The following tables summarize the valuation of investments at March 31, 2012 and December 31, 2011 using the fair value hierarchy:

March 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$925,524 a	$(254,900) b	$670,624
Total	-	$ 925,524	$ (254,900)	$670,624

a – Included in Short-term investments in the Statements of Financial Condition.

b – Included in Payable on open futures contracts in the Statements of Financial Condition.

December 31, 2011

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$1,039,440a	$(73,692) b	$965,748
Total	-	$1,039,440	$(73,692)	$965,748

a – Included in Short-term investments in the Statements of Financial Condition.

b – Included in Receivable or Payable on open futures contracts in the Statements of Financial Condition.

There were no Level III type holdings at March 31, 2012 and December 31, 2011 and during the Three Months Ended March 31, 2012 and in the Period from February 22, 2011 to December 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

During the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to December 31, 2011, there were no significant transfers between Level I and Level II.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

In May 2011, FASB Issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of disclosure about fair value between US GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 requires reporting entities to make disclosure about amounts and reason for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Management has evaluated the implications of ASU 2011-04 and determined that it had no impact on the financial statements for the period ended March 31, 2012.

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

March 31, 2012 (unaudited)(continued)

(b) Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at March 31, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Fair Value of Derivative Instruments

As of March 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	-	-	Payable on open futures contracts	$ (138,082)*
Equity Risk	-	-	Payable on open futures contracts	$ (116,818)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments
As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 44,500*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (118,192)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(34,032)	$(182,582)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(648,972)	$1,374

The futures contracts open at March 31, 2012 are indicative of the activity for the Three Months Ended March 31, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Period from February 22, 2011 to March 31, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$68,427	$628
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$11,599	$(186,166)

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,707 for the Three Months Ended March 31, 2012 and $502 for the Period from February 22, 2011 to March 31, 2011 as disclosed in the Statements of Operations.

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

The brokerage commission and fees amounted to $621 for the Three Months Ended March 31, 2012 and $566 for the Period from February 22, 2011 to March 31, 2011 as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $620 for the Three Months Ended March 31, 2012 and $257 for the Period from February 22, 2011 to March 31, 2011 which are included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $82,824 for the Three Months Ended March 31, 2012 and $55,168 for the Period from February 22, 2011 to March 31, 2011.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $24,164 for the Period from February 22, 2011 to March 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

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

For the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011, the Fund did not incur any such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011, the Fund did not incur any such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $450, respectively, in AP Transaction fees, for the Three Months Ended March 31, 2012 and for the Period from February 22, 2011 to March 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

(b) Share Transactions

There were no Share Transactions during the Three Months Ended March 31, 2012.

Summary of Share Transactions for the Period from February 22, 2011 to March 31, 2011

	Shares	Paid in Capital
Shares Sold	200,000	$5,000,000
Shares Redeemed	-	-
Net Increase/(Decrease)	200,000	$5,000,000

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2012 (unaudited)(continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended March 31, 2012	For the Period from February 22, 2011* to March 31, 2011

Net Asset Value
Net asset value per Share, beginning of period	$ 30.68	$ 25.00
Net investment income/(loss)	(0.83)	(0.14)
Net realized and unrealized gain/(loss)	(8.64)	(0.52)
Net income/(loss)	(9.47)	(0.66)
Net asset value per Share, end of period	$ 21.21	$ 24.34
Market value per Share, end of period	$ 21.64	$ 24.09
Ratios to average Net Assets a
Expense ratio b	15.17%	5.46%
Expense ratio before waiver / reimbursement	15.17%	10.73%
Net investment income/(loss)	(15.17)%	(5.31)%
Total Return, at net asset value c	(30.87)%	(2.64) d
Total Return, at market value c	(29.23)%	(4.40%) d

a	Percentages are annualized.
b	For the period March 4, 2011 through March 31, 2011 fund expenses had been capped at 2% of average net assets. See Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

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

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its Fund Equity (i.e., the estimated net asset value) in the front month Treasury Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately -200% of the value of its Fund Equity in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Treasury Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Equity. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately -200% of the value of its Fund Equity.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSA”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011” below provides an overview of the changes in the closing levels of S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track +200% of the daily inverse return of the Index and the Fund does not attempt to outperform or underperform the daily inverse return of the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and

Sub-Index Returns

	Three Months Ended March 31, 2012	Period from February 22, 2011 to March 31, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	(16.63)%	(0.01)%
Long Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(3.92)%	0.51%
Short Sub-Index: S&P 500® Futures Excess Return Index	12.51%	0.37%
3-Month United States Treasury Obligations	0.008%	0.01%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the percentages of Fund net asset value held by the Commodity Broker may vary substantially over time, as of March 31, 2012 and December 31, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used for operating activities was $-0- and $5,000,000 for the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011, respectively. At March 31, 2012 segregated cash held by the broker was $1,543,176, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $5,000,000 for the Three Months Ended March 31, 2012 and for the Period from February 22, 2011 to March 31, 2011, respectively. Net cash flow for the Period from February 22, 2011 to March 31, 2011 resulted from the sale of Shares to Authorized Participants.

Results of Operations

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSA”.

The Fund seeks to track approximately +200% of the inverse daily return of the S&P U.S. Equity Risk Premium Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the long-dated U.S. Treasury and U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price IndexTM Futures (the “Equity Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended March 31, 30, 2012” and “Comparison of Per Share FSA NAV to FSA Market Value for the Period from February 24, 2011 to March 31, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended March 31, 2012” and “Comparison of FSA NAV to Benchmark Index for the Period from February 24, 2011 through March 31, 2011”).

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

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE THREE MONTHS ENDED MARCH 31, 2012

$32.00
$30.00
$28.00
$26.00
$24.00
$22.00
$20.00
12/30
01/04
01/06
01/10
01/12
01/17
01/19
01/23
01/25
01/27
01/31
02/02
02/06
02/08
02/10
02/14
02/16
02/21
02/23
02/27
02/29
03/02
03/06
03/08
03/12
03/14
03/16
03/20
03/22
03/26
03/28
03/30
FSA Closing Price
FSA NAV

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Three Months Ended March 31, 2012. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE PERIOD FEBRUARY 24, 2011 TO MARCH 31, 2011

$29.00
$28.00
$27.00
$26.00
$25.00
$24.00
$23.00
$22.00
$21.00
02/24
02/25
02/28
03/01
03/02
03/03
03/04
03/07
03/08
03/09
03/10
03/11
03/14
03/15
03/16
03/17
03/18
03/21
03/22
03/23
03/24
03/25
03/28
03/29
03/30
03/31
FSA Market Value
FSA NAV

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

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED MARCH 31, 2012

130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
12/30
01/04
01/06
01/10
01/12
01/17
01/19
01/23
01/25
01/27
01/31
02/02
02/06
02/08
02/10
02/14
02/16
02/21
02/23
02/27
02/29
03/02
03/06
03/08
03/12
03/14
03/16
03/20
03/22
03/26
03/28
03/30
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended March 31, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE PERIOD FEBRUARY 24, 2011 TO MARCH 31, 2011

115.00
110.00
105.00
100.00
95.00
90.00
85.00
80.00
02/24
02/25
02/28
03/01
03/02
03/03
03/04
03/07
03/08
03/09
03/10
03/11
03/14
03/15
03/16
03/17
03/18
03/21
03/22
03/23
03/24
03/25
03/28
03/29
03/30
03/31
FSA NAV (rebased)*
S&P U.S. Equity Risk Premium TR Index (rebased)*

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Period February 24, 2011 to March 31, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X inverse leverage return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended March 31, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to March 31, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 PM Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 PM (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the FSA NAV and the inverse of the Index . The difference is more related to the combination of the market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

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

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated May 7, 2012, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the inverse performance of the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

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

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice the inverse return, positive or negative, of the Index for that period. Due to a number of reasons as described elsewhere in this Quarterly Report and throughout the Fund’s Prospectus dated May 7, 2012, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index calculation time, leverage and volatility, the Fund will not track the inverse performance of its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis.

FOR THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

During the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share decreased 29.23% from $30.58 per Share, representing the closing price as of December 31, 2011 to $21.64 per Share, representing the closing market price as of March 31, 2012. The Share price high and low for the Three Months Ended March 31, 2012 and related change from the closing Share price as of December 31, 2011 was as follows: Shares traded from a high of $29.26 per Share (-4.32%) on January 9, 2012 to a low of $20.95 per Share (-31.49%) on March 16, 2012.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share decreased 30.87% from $30.68 per Share to $21.21 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Three Months Ended March 31, 2012, losses in the U.S. Treasury Index Futures Contract, in the E-mini S&P 500 Index Futures Contract, and fund expenses contributed to an overall decrease in the NAV per Share during the Three Months Ended March 31, 2012.

Net loss for the Three Months Ended March 31, 2012, was $947,036, resulting from net realized losses on futures contracts of $683,004, net unrealized losses on futures contracts of $181,208 and the net investment loss of $82,824.

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

Fund Share Net Asset Performance

For the Period from February 22, 2011 (commencement of investment operations) to March 31, 2011, the net asset value of each Share decreased 3.20% from $25.00 per Share to $24.20 per Share (NAV calculation time methodology). For the Period February 22, 2011 to March 31, 2011, losses in the E-mini S&P 500 Index Futures Contract and fund expenses more than offset the gains in the U.S. Treasury Index Futures Contract contributing to an overall decrease in the NAV per Share during the Period from February 22, 2011 to March 31, 2011.

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
39

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since we filed the Prospectus on Form S-1, file No. 333-164758, dated May 7, 2012.

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

For the Three Months Ended March 31, 2012, there were no Shares created or redeemed. On March 31, 2012, 100,040 Shares of the Fund were outstanding for a market capitalization of $2,164,866.

For the Period from February 22, 2011 to March 31, 2011, 200,000 Shares were created for $5,000,000 and there were no Shares redeemed.

(c) The following table summarizes the redemptions by Authorized Participants for the Three Months Ended March 31, 2012 and the Period from February 22, 2011 to March 31, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	-	-
For the Period February 22, 2011 to March 31, 2011	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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
43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Stuart J. Rosenthal
Name: Stuart J. Rosenthal
Title: Chief Executive Officer

	By:	/s/ Mary Byra
Name: Mary Byra
Dated: May 15, 2012		Title: Principal Financial Officer
44

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1