Form 10-Q
period 2012-06-30
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2012-08-14
CIK 1482876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ✓

Indicate the number of outstanding Shares as of August 1, 2012: 100,040 Shares.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

  FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Financial Condition
June 30, 2012 and December 31, 2011

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $807,318 and $1,039,440, respectively)	$807,318	$1,039,440
Segregated cash held by broker	1,859,101	2,226,540
Receivable on open futures contracts	—	44,500
Prepaid expenses	9,506	464
Total assets	$2,675,925	$3,310,944

Liabilities and shareholders’ capital
Payable on open futures contracts	$154,489	$118,192
Due to related parties	1,640	7,981
Accrued liabilities	88,418	115,696
Total liabilities	244,547	241,869

Shareholders’ capital

Paid-in-capital	$2,779,373	$2,779,373
Accumulated earnings/(deficit)	(347,995)	289,702
Total shareholders’ capital	2,431,378	3,069,075

Total liabilities and shareholders’ capital	$2,675,925	$3,310,944
Shares outstanding	100,040	100,040
Net asset value per share	$24.30	$30.68
Market value per share	$24.21	$30.58

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments June 30, 2012 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (33.20% of shareholders’ capital)
Money Market Funds (33.20% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 807,318	$ 807,318
Total Short-Term Investments
(Cost $807,318)				$ 807,318

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, SEP12	33	$4,886,898	$4,882,969	$ (3,929)
Futures Contract Sold
S&P 500 E Mini Index Futures, SEP12	72	$4,719,340	$4,869,900	$(150,560)
				$(154,489)

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

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended June 30, 2012 and June 30, 2011 and the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	Three Months Ended		Six Months Ended	Period from February 22, 2011* to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment Income
Interest Income	$ -	$ 527	$ -	$ 872
Other Income	-	450	-	900
Total Investment Income	-	977	-	1,772
Expenses
Management fee	4,610	9,198	9,341	13,054
Brokerage commission and fees	768	1,934	1,389	2,500
Audit fees	24,316	22,444	44,327	46,507
Legal fees8	8,692	2,396	27,527	10,990
Tax Return preparation fees	20,344	5,200	28,830	17,231
Administrative/Accounting/Custodian fees	16,859	15,291	30,292	17,296
Listing and Calculation Agent fees	2,763	4,502	5,568	4,502
Printing and Postage	14,411	4,794	17,825	6,239
Distribution fees	3,407	2,954	6,114	3,456
Insurance	3,935	3,940	8,307	4,272
Other Expenses	7,660	958	11,069	2,732
Total Expenses	107,765	73,611	190,589	128,779
Less – reduction in management fee	-	(9,198)	-	(12,123)
Less – expense reimbursement	-	(39,886)	-	(64,050)
Net Expenses	107,765	24,527	190,589	52,606
Net Investment Income (Loss)	(107,765)	(23,550)	(190,589)	(50,834)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	316,694	506,884	(366,310)	586,910
Change in Unrealized Gain (Loss)
Futures Contracts	100,410	(60,708)	(80,798)	(246,246)
Net realized and unrealized gain (loss)	417,104	446,176	(447,108)	340,664
Net Income (Loss)	$ 309,339	$ 422,626	$ (637,697)	$ 289,830

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Three Months ended June 30, 2012 and June 30, 2011 (unaudited)

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011

Shareholders’ Capital at beginning of period	$ 2,122,039	$ 4,868,204
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Redemption of -0- and 100,000 shares, respectively	-	(2,749,249)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	(2,749,249)

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(107,765)	(23,550)
Net realized gain/(loss)	316,694	506,884
Change in net unrealized appreciation/(depreciation)	100,410	(60,708)
Increase/(decrease) in Shareholders’ Capital from operations	309,339	422,626
Shareholders’ Capital at end of period	$ 2,431,378	$ 2,541,581

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	For the Six Months ended June 30, 2012	For the Period from February 22, 2011* to June 30, 2011

Shareholders’ Capital at beginning of period	$ 3,069,075	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 200,000 shares, respectively	-	5,000,000
Redemption of -0- and 100,000 shares, respectively	-	(2,749,249)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	2,250,751

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(190,589)	(50,834)
Net realized gain/(loss)	(366,310)	586,910
Change in net unrealized appreciation/(depreciation)	(80,798)	(246,246)
Increase/(decrease) in Shareholders’ Capital from operations	(637,697)	289,830
Shareholders’ Capital at end of period	$ 2,431,378	$ 2,541,581

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Cash Flows
For the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	For the Six Months ended June 30, 2012	For the Period from February 22, 2011* to June 30, 2011
Cash flows used in operating activities:
Net income/(loss)	$ (637,697)	$ 289,830
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Increase)/Decrease in segregated cash balances for futures agreements	367,439	(2,786,910)
Increase in prepaid expenses	(9,042)	-
Net sale/(purchase) of investments	232,122	(24,443)
Accretion of discount on United States Treasury Obligations	-	(872)
Increase in due from related parties	-	(39,886)
(Increase)/Decrease in receivable on open futures contracts	44,500	-
Increase in payable on open futures contracts	36,297	246,246
Increase/(Decrease) in due to related parties	(6,341)	2,500
Increase/(Decrease) in accrued liabilities	(27,278)	79,259
Net cash used in operating activities	-	(2,234,276)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	5,000,000
Paid on redemption of shares	-	(2,749,249)
Net cash provided by financing activities	-	2,250,751
Net decrease in cash	-	16,475
Cash, beginning of period	-	1,000
Cash, end of period	$ -	$ 17,475

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited)

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

This report covers the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and the period from February 22, 2011 (commencement of operations) to June 30, 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012 and June 30, 2011” and “Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011”, respectively).

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

June 30, 2012 (unaudited) (continued)

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

June 30, 2012 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Three Months Ended June 30, 2012 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Three Months Ended June 30, 2012.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2012 and December 31, 2011.

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

June 30, 2012 (unaudited) (continued)

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

The following tables summarize the valuation of investments at June 30, 2012 and December 31, 2011 using the fair value hierarchy:

June 30, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$807,318 a	$(154,489) b	$652,829
Total	-	$807,318	$(154,489)	$652,829

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

b – Includes $44,500 in Receivable on open futures contracts and $118,192 in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level III type holdings at June 30, 2012 and December 31, 2011 and during the Six Months Ended June 30, 2012 and in the Period from February 22, 2011 to December 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

During the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, there were no significant transfers between Level I and Level II.

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

Management of the Fund has reviewed the open tax year and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitors its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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

All open derivative positions at June 30, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

Fair Value of Derivative Instruments

As of June 30, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	-	-	Payable on open futures contracts	$ (3,929)*
Equity Risk	-	-	Payable on open futures contracts	$ (150,560)*

*Includes cumulative depreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 44,500*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (118,192)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$204,037	$134,152
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$112,657	$(33,742)

The futures contracts open at June 30, 2012 are indicative of the activity for the Three Months Ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$497,653	$(88,325)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ 9,231	$27,617

The futures contracts open at June 30, 2011 are indicative of the activity for the Three Months Ended June 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$170,005	$(48,430)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(536,315)	$(32,368)

The futures contracts open at June 30, 2012 are indicative of the activity for the Six Months Ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Period from February 22, 2011 to June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$566,080	$(87,697)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$20,830	$(158,549)

The futures contracts open at June 30, 2011 are indicative of the activity for the Period from February 22, 2011 to June 30, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

The reduction in management fee, pursuant to the undertaking, amounted to $9,198 and $12,123 for the Three Months Ended June 30, 2011 and for the Period from February 22, 2011 to June 30, 2011, respectively.

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $3,407 and $2,954 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $6,114 and $3,456 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively, as disclosed in the Statements of Operations.

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

June 30, 2012 (unaudited) (continued)

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

The brokerage commission and fees amounted to $768 and $1,934 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $1,389 and $2,500 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $620 and $622 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $1,247 and $879 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively, which are included in Other Expenses in the Statements of Operations.

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $107,765 and $73,611 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $190,589 and $128,779 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $39,886 and $64,050, respectively, for the Three Months Ended June 30, 2011 and for the Period from February 22, 2011 to June 30, 2011, respectively.

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

For the Three Months Ended June 30, 2012 and June 30, 2011, and for the Six Months Ended June 30, 2011 and the Period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and June 30, 2011 and for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $450, respectively, in AP transaction fees for the Three Months Ended June 30, 2012 and June 30, 2011, respectively and $-0- and $900 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively.

(b) Share Transactions

There were no Share Transactions during the Three Months Ended June 30, 2012.

There were no Share Transactions during the Six Months Ended June 30, 2012.

Summary of Share Transactions for the Three Months ended June 30, 2011

	Shares	Paid in Capital
Shares Sold	-0-	$ -0-
Shares Redeemed	(100,000)	(2,749,249)
Net Increase/(Decrease)	(100,000)	$(2,749,249)

Summary of Share Transactions for the Period from February 22, 2011 to June 30, 2011

	Shares	Paid in Capital
Shares Sold	200,000	$5,000,000
Shares Redeemed	(100,000)	(2,749,249)
Net Increase/(Decrease)	100,000	$2,250,751

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and June 30, 2011 and for the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Six Months Ended	Period from February 22, 2011 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$21.21	$24.34	$30.68	$25.00
Net investment income/(loss)	(1.08)	(0.12)	(1.91)	(0.26)
Net realized and unrealized gain/(loss)	4.17	1.19	(4.47)	0.67
Net income/(loss)	3.09	1.07	(6.38)	0.41
Net asset value per Share, end of period	$24.30	$25.41	$24.30	$25.41
Market value per Share, end of period	$24.21 (e)	$25.43	$24.21 (e)	$25.43
Ratios to average Net Assets (a)
Expense ratio (b)	17.53%	2.00%	15.30%	3.02%
Expense ratio before waiver / reimbursement	17.53%	6.00%	15.30%	7.40%
Net investment income (loss)	(17.53)%	(1.92)%	(15.30)%	(2.92)%
Total Return, at net asset value (c)	14.57%	4.40%	(20.80)%	1.64	%(d)
Total Return, at market value (c)	11.88%	5.56%	(20.83)%	(0.27	)%(d)

a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).
e	Represents the closing bid/ask mean as of June 30, 2012.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(11) Subsequent Events

On June 1, 2012, Factor Advisors Holding Co., LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of the Fund, entered into a definitive Purchase and Sale Agreement with GENCAP Ventures, LLC, a Texas limited liability company, pursuant to which GENCAP Ventures, LLC will become the sole member and owner of Factor Advisors, LLC, subject to the satisfaction of certain conditions. Factor Advisors, LLC is the sole member and owner of Factor Capital Management, LLC. Factor Capital Management, LLC has exclusive power and authority to manage the business and affairs of the Fund.

GENCAP Ventures, LLC is indirectly wholly-owned and controlled by Esposito Private Equity Group, a Texas-based private equity investment firm.

GENCAP Ventures, LLC acquired Factor Advisors, LLC from Factor Advisors Holding Co., LLC in consideration of rights to participate in certain future revenues of GENCAP Ventures, LLC, including the management fee paid by the Fund to the Managing Owner.

The transaction discussed above closed on July 16, 2012, constituting a change of control of the Fund.

As a result of this transaction, GENCAP Ventures, LLC is the sole Member and owner of Factor Advisors, LLC.

The Fund evaluated the need for additional disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as mentioned above.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSA”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011” below provides an overview of the changes in the closing levels of the S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track +200% of the daily inverse return of the Index and the Fund does not attempt to outperform or underperform the daily inverse return of the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and

Sub-Index Returns

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Period from February 22, 2011 to June 30, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	(10.34)%	(3.60)%	14.06%	(3.62)%
Long Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(2.84)%	0.02%	7.63%	0.87%
Short Sub-Index: S&P 500® Futures Excess Return Index	7.83%	3.44%	4.85%	4.20%
3-Month United States Treasury Obligations	0.019%	0.012%	0.026%	0.023%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the percentages of Fund net asset value held by the Commodity Broker may vary substantially over time, as of June 30, 2012 and December 31, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used for operating activities was $-0- and $2,234,276 for the Three Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, respectively. At June 30, 2012 and December 31, 2011 segregated cash held by the broker was $1,859,101 and $2,226,540, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $2,250,751 for the Three Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively. Net cash flow for the Period from February 22, 2011 to June 30, 2011 consisted of $5,000,000 from the sale of Shares to Authorized Participants and $2,749,249 paid on the redemption of Shares by Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended June 30, 2012 and June 30, 2011” and “Comparison of Per Share FSA NAV to FSA Market Value for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 to June 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended June 30, 2012 and June 30, 2011” and “Comparison of FSA NAV to Benchmark Index for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 through June 30, 2011”).

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

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

$32.00
$30.00
$28.00
$26.00
$24.00
$22.00
$20.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FSA Closing Price
FSA NAV

06/30/2012

31.00
30.00
29.00
28.00
27.00
26.00
25.00
24.00
23.00
22.00
21.00
03/31
04/05
04/08
04/13
04/18
04/21
04/27
05/02
05/05
05/10
05/13
05/18
05/23
05/26
06/01
06/06
06/09
06/14
06/17
06/22
06/27
06/30
FSA Closing Price
FSA NAV

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Three Months Ended June 30, 2012 and June 30, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FEBRUARY 24, 2011 TO JUNE 30, 2011

$32.00
$30.00
$28.00
$26.00
$24.00
$22.00
$20.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FSA Closing Price
FSA NAV

06/30/2012

31.00
30.00
29.00
28.00
27.00
26.00
25.00
24.00
23.00
22.00
21.00
02/24
03/02
03/08
03/14
03/18
03/24
03/30
04/05
04/11
04/15
04/21
04/28
05/04
05/10
05/16
05/20
05/26
06/02
06/08
06/14
06/20
06/24
06/30
FSA Closing Price
FSA NAV

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 to June 30, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2012

125.00
120.00
115.00
110.00
105.00
100.00
95.00
90.00
85.00
80.00
03/31
04/05
04/08
04/13
04/18
04/21
04/27
05/02
05/05
05/10
05/13
05/18
05/23
05/26
06/01
06/06
06/09
06/14
06/17
06/22
06/27
06/30
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended June 30, 2012 and June 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FEBRUARY 24, 2011 TO JUNE 30, 2011

120.00
110.00
100.00
90.00
80.00
70.00
60.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2012

120.00
115.00
110.00
105.00
100.00
95.00
90.00
85.00
80.00
02/22
03/02
03/10
03/18
03/28
04/05
04/13
04/21
05/02
05/10
05/18
05/26
06/06
06/14
06/22
06/30
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Six Months Ended June 30, 2012 and the Period February 24, 2011 to June 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X inverse leverage return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to June 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 PM Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 PM (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

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

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated July 16, 2012, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the inverse performance of the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

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

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice the inverse return, positive or negative, of the Index for that period. Due to a number of reasons as described elsewhere in this Quarterly Report and throughout the Fund’s Prospectus dated July 16, 2012, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index calculation time, leverage and volatility, the Fund will not track the inverse performance of its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis.

FOR THE THREE MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share increased 11.88% from $21.64 per Share, representing the closing price as of March 31, 2012 to $24.21 per Share, representing the closing market price as of June 30, 2012. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the closing Share price as of March 31, 2012 was as follows: Shares traded from a high of $29.93 per Share (+38.31%) on June 4, 2012 to a low of $22.16 per Share (+2.41%) on May 1, 2012.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share increased 14.52% from $21.21 per Share to $24.29 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Three Months Ended June 30, 2012, gains in the U.S. Treasury Index Futures Contracts and in the E-mini S&P 500 Index Futures Contracts offset fund expenses contributing to an overall increase in the NAV per Share during the Three Months Ended June 30, 2012.

Net income for the Three Months Ended June 30, 2012, was $309,339, resulting from net realized gains on futures contracts of $316,694, net unrealized gains on futures contracts of $100,410 and the net investment loss of $107,765.

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

During the three months ended June 30, 2011, the NYSE Arca market value of each Share increased 5.56% from $24.09 per Share, representing the closing price on March 31, 2011 to $25.43 per Share, representing the closing market price on June 30, 2011. The Share price high and low for the three months ended June 30, 2011 and related change from the closing Share price on March 31, 2011 was as follows: Shares traded from a high of $29.63 per Share (+23.00%) on June 16, 2011 to a low of $23.11 per Share (-4.07%) on April 8, 2011.

Fund Share Net Asset Performance

For the three months ended June 30, 2011, the net asset value of each Share increased 5.25% from $24.20 per Share to $25.47 per Share (NAV calculation time methodology). For the three months ended June 30, 2011, gains in the U.S. Treasury Index Futures Contract and in the E-mini S&P 500 Index Futures Contract with an offset in fund expenses contributed to an overall increase in the NAV per Share during the three months ended June 30, 2011.

Net income for the three months ended June 30, 2011, was $422,626, resulting from net realized gains on futures contracts of $506,884, offset by net unrealized losses on futures contracts of $60,708 and the net investment loss of $23,550.

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 20.83% from $30.58 per Share, representing the closing price as of December 31, 2011 to $24.21 per Share, representing the closing market price on June 30, 2012. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the closing Share price on December 31, 2011 was as follows: Shares traded from a high of $29.93 per Share (-2.13%) on June 4, 2012 to a low of $20.95 per Share (-31.49%) on March 16, 2012.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 20.36% from $30.50 per Share to $24.29 per Share (NAV calculation time methodology). For the Six Months Ended June 30, 2012, losses in the E-mini S&P 500 Index Futures Contracts and fund expenses more than offset the gains in the U.S. Treasury Index Futures Contracts contributing to an overall decrease in the NAV per Share during the Six Months Ended June 30, 2012.

Net loss for the Six Months Ended June 30, 2012, was $637,697, resulting from net realized losses on futures contracts of $366,310, net unrealized losses on futures contracts of $80,798 and the net investment loss of $190,589.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Fund Shares trading on the NYSE Arca) to June 30, 2011, the NYSE Arca market value of each Share decreased 0.27% from $25.50 per Share, representing the initial trade on February 24, 2011 to $25.43 per Share, representing the closing market price on June 30, 2011. The Share price high and low for the period from February 24, 2011 to June 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $29.63 per Share (+16.20%) on June 16, 2011 to a low of $23.11 per Share (-9.37%) on April 8, 2011.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds;
•	Global or regional political, economic or financial events and situations as currently experienced by several countries in Europe and in the Gulf States;
•	Supply and demand changes which influence the foreign exchange rates of various currencies, but most significantly the U.S. dollar;
•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;
•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.
•	Because the Fund invests in the Equity Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.
•	Because the Fund invests approximately half of its portfolio in the Treasury Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the Treasury Index Futures Contracts, which may adversely affect the value of your Shares.
•	To the extent that the underlying index of the Treasury Index Futures Contracts is concentrated in certain securities, such concentration may amplify the potentially adverse effects upon the Fund.
•	The Fund is subject to issuer risk, which means that certain actions or inactions by the issuers of the equities that comprise the underlying index may be adverse to the value of the Treasury Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.
•	Changes in the equity market may adversely affect the value of the Fund, and in turn, the value of your Shares.
•	The Fund is subject to interest rate risk, which may adversely affect the value of your Shares. The interest rate risk is further increased due to the short-term fixed income obligations that underlie the Treasury Index Futures Contracts.
•	Price fluctuations of U.S. government securities such as U.S. Treasury Bonds may affect the value of the Treasury Index Futures Contracts, and ultimately, the value of your Shares.
42

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Samuel Masucci III, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, and, based upon that evaluation, Samuel Masucci III and Mary Byra, the Principal Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since we filed the Amendment to our Registration Statement on Form S-1, file No. 333-164758, dated July 16, 2012.

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

For the Three Months Ended June 30, 2012, there were no Shares created or redeemed. On June 30, 2012, 100,040 Shares of the Fund were outstanding for a market capitalization of $2,421,968.

(c) The following table summarizes the redemptions by Authorized Participants for the Three Months Ended June 30, 2012 and June 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	-	-
Three Months Ended June 30, 2011	100,000	27.49

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: August 14, 2012		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1