Form 10-Q
period 2012-09-30
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2012-11-14
CIK 1482876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   √   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   √   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   √

Indicate the number of outstanding Shares as of November 1, 2012: 100,040 Shares.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	1

PART II.	OTHER INFORMATION	45

SIGNATURES	47

EXHIBIT INDEX	E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
i

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Financial Condition
September 30, 2012 and December 31, 2011

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $764,575 and $1,039,440, respectively)	$764,575	$1,039,440
Segregated cash held by broker	1,357,288	2,226,540
Receivable on open futures contracts	40,053	44,500
Prepaid expenses	7,376	464
Total assets	$2,169,292	$3,310,944

Liabilities and shareholders’ capital
Payable on open futures contracts	$11,094	$118,192
Due to related parties	49,359	7,981
Accrued liabilities	65,309	115,696
Total liabilities	125,762	241,869

Shareholders’ capital

Paid-in-capital	$2,779,373	$2,779,373
Accumulated earnings/(deficit)	(735,843)	289,702
Total shareholders’ capital	2,043,530	3,069,075

Total liabilities and shareholders’ capital	$2,169,292	$3,310,944
Shares outstanding	100,040	100,040
Net asset value per share	$20.43	$30.68
Market value per share	$20.50	$30.58

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments September 30, 2012 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (37.41% of shareholders’ capital)
Money Market Funds (37.41% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital
Total Short-Term Investments			$ 764,575	$ 764,575
(Cost $764,575)				$ 764,575

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, DEC12	27	$4,044,257	$4,033,163	$ (11,094)
Futures Contract Sold
S&P 500 E Mini Index Futures, DEC12	57	$4,130,743	$4,090,690	$ 40,053
				$ 28,959

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Schedule of Investments
December 31, 2011

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (33.87% of shareholders’ capital)
Money Market Funds (33.87% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital
Total Short-Term Investments			$1,039,440	$ 1,039,440
(Cost $1,039,440)				$ 1,039,440

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, MAR12	42	$6,037,625	$6,082,125	$ 44,500
Futures Contract Sold
S&P 500 E Mini Index Futures, MAR12	97	$5,956,918	$6,075,110	$ (118,192)
				$ (73,692)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended September 30, 2012 and September 30, 2011 and the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	Three Months Ended		Nine Months Ended September 30, 2012	Period from February 22, 2011* to September 30, 2011

	September 30, 2012	September 30, 2011
Investment Income
Interest Income	$ 9	$ -	$ 9	$ 872
Other Income	-	900	-	1,800
Total Investment Income	9	900	9	2,672
Expenses
Management fee	4,272	6,859	13,613	19,913
Brokerage commission and fees	520	2,919	1,909	5,419
Audit fees	10,487	29,400	54,814	75,907
Legal fees	2,200	1,814	29,727	12,804
Tax Return preparation fees	9,099	16,528	37,929	33,759
Administrative/Accounting/Custodian fees	17,615	8,476	47,907	25,772
Listing and Calculation Agent fees	2,791	3,408	8,359	7,910
Printing and Postage	5,414	4,885	23,239	11,124
Distribution fees	2,738	3,361	8,852	6,817
Insurance	4,555	5,738	12,862	10,010
PFO Support Services	8,750	-	14,050	-
Other Expenses	1,572	6,464	7,341	9,196
Total Expenses	70,013	89,852	260,602	218,631
Less – reduction in management fee	-	(1,643)	-	(13,766)
Less – expense reimbursement	-	(20,970)	-	(85,020)
Net Expenses	70,013	67,239	260,602	119,845
Net Investment Income (Loss)	(70,004)	(66,339)	(260,593)	(117,173)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(501,293)	439,456	(867,603)	1,026,366
Change in Unrealized Gain (Loss)
Futures Contracts	183,449	676,599	102,651	430,353
Net realized and unrealized gain (loss)	(317,844)	1,116,055	(764,952)	1,456,719
Net Income (Loss)	$ (387,848)	$ 1,049,716	$ (1,025,545)	$ 1,339,546

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Three Months ended September 30, 2012 and September 30, 2011 (unaudited)

	For the Three Months ended September 30, 2012	For the Three Months ended September 30, 2011

Shareholders’ Capital at beginning of period	$ 2,431,378	$ 2,541,581
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 100,000 shares, respectively	-	4,239,792
Redemption of -0- and 100,000 shares, respectively	-	(3,712,169)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	527,623

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(70,004)	(66,339)
Net realized gain/(loss)	(501,293)	439,456
Change in net unrealized appreciation/(depreciation)	183,449	676,599
Increase/(decrease) in Shareholders’ Capital from operations	(387,848)	1,049,716
Shareholders’ Capital at end of period	$ 2,043,530	$ 4,118,920

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011* to September 30, 2011

Shareholders’ Capital at beginning of period	$ 3,069,075	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 300,000 shares, respectively	-	9,239,792
Redemption of -0- and 200,000 shares, respectively	-	(6,461,418)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	2,778,374

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(260,593)	(117,173)
Net realized gain/(loss)	(867,603)	1,026,366
Change in net unrealized appreciation/(depreciation)	102,651	430,353
Increase/(decrease) in Shareholders’ Capital from operations	(1,025,545)	1,339,546
Shareholders’ Capital at end of period	$ 2,043,530	$ 4,118,920

* Commencement of investment operations

 See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Cash Flows
For the Nine Months ended September 30, 2012 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Nine Months ended September 30, 2012	For the Period from February 22, 2011* to September 30, 2011
Cash flows used in operating activities:
Net income/(loss)	$ (1,025,545)	$ 1,339,546
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Increase)/Decrease in segregated cash balances for futures agreements	869,252	(3,716,947)
Increase in prepaid expenses	(6,912)	-
Net sale/(purchase) of investments	274,865	(57,008)
Accretion of discount on United States Treasury Obligations	-	(872)
Increase in due from related parties	-	(20,970)
(Increase)/Decrease in receivable on open futures contracts	4,447	(430,353)
Decrease in payable on open futures contracts	(107,098)	-
Increase in due to related parties	41,378	5,419
Increase/(Decrease) in accrued liabilities	(50,387)	101,811
Net cash used in operating activities	-	(2,779,374)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	9,239,792
Paid on redemption of shares	-	(6,461,418)
Net cash provided by financing activities	-	2,778,374
Net decrease in cash	-	(1,000)
Cash, beginning of period	-	1,000
Cash, end of period	$ -	$ -

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited)

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

On July 16, 2012, GENCAP Ventures, LLC, a Texas limited liability company, became the sole member and owner of Factor Advisors, LLC, pursuant to a definitive Purchase and Sale Agreement with Factor Advisors Holding Co., LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of the Fund. The transaction constituted a change of control of the Fund.

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

This report covers the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and the period from February 22, 2011 (commencement of investment operations) to September 30, 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012 and September 30, 2011” and “Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011”, respectively).

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Three Months Ended September 30, 2012 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Three Months Ended September 30, 2012.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2012 and December 31, 2011.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contracts becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.

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

The following tables summarize the valuation of investments at September 30, 2012 and December 31, 2011 using the fair value hierarchy:

September 30, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$764,575 a	$28,959 b	$793,534
Total	-	$ 764,575	$ 28,959	$793,534

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $40,053 in Receivable on open futures contracts and $11,094 in Payable on open futures contracts in the Statements of Financial Condition.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

There were no Level II or III type holdings at September 30, 2012 and December 31, 2011 and during the Nine Months Ended September 30, 2012 and in the Period from February 22, 2011 to December 31, 2011.

During the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, there were no significant transfers between Level I and Level II.

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

Management of the Fund has reviewed the open tax year and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

(3) Investments

(a) Short-Term Investments

The Fund may purchase U.S. Treasury Bills, agency securities, money market funds and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(b) Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at September 30, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including primary underlying risk exposures.

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

Fair Value of Derivative Instruments

As of September 30, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	-	-	Payable on open futures contracts	$ (11,094)*
Equity Risk	Receivable on open futures contracts	$ 40,053*	-	-

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

Fair Value of Derivative Instruments
As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 44,500*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (118,192)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$14,835	$(7,164)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(516,128)	$190,613

The futures contracts open at September 30, 2012 are indicative of the activity for the Three Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$544,039	$285,258
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(104,583)	$391,341

The futures contracts open at September 30, 2011 are indicative of the activity for the Three Months Ended September 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$184,840	$(55,594)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(1,052,443)	$158,245

The futures contracts open at September 30, 2012 are indicative of the activity for the Nine Months Ended September 30, 2012.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Period from February 22, 2011 to September 30, 2011

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

The futures contracts open at September 30, 2011 are indicative of the activity for the Period from February 22, 2011 to September 30, 2011.

(4) Agreements

(a) Management Fee

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the average daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s advisory services to the Fund. From the Management Fee, the Managing Owner is responsible for paying any license fee relating to the Index. As of March 4, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses do not exceed an annual rate of 2% of the value of the Fund’s average daily net assets. As of July 18, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses will not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets. As of August 1, 2011, the Managing Owner discontinued the voluntary waiver of management fees and reimbursement of expenses. The waiver and reimbursement for the period from February 22, 2011 to July 31, 2011 were voluntary on the part of the Managing Owner.

The reduction in management fee, pursuant to the undertaking, amounted to $1,643 and $13,766 for the Three Months Ended September 30, 2011 and for the Period from February 22, 2011 to September 30, 2011, respectively.

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

The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first 12 months of the Fund’s operations, $30,000 for the next 6 months and, effective September 1, 2012, $75,000 annually. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,738 and $3,361 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $8,852 and $6,817 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

(d) The Commodity Broker

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker. The Commodity Broker is a member of Factor Advisors Holding Co., LLC. Factor Advisors Holding Co., LLC receives continuing revenue payments from GENCAP Ventures, LLC, parent of the Managing Owner of the Fund. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

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

The brokerage commission and fees amounted to $520 and $2,919 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $1,909 and $5,419 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, as disclosed in the Statements of Operations.

(e) ETF Service Provider, LLC

Pursuant to a service agreement dated October 25, 2012 between the Managing Owner and ETF Service Provider, LLC (“ESP”), an affiliate of the Managing Owner, the Managing Owner, on behalf of the Fund, has appointed ESP as the tax service provider as well as the Principal Financial Officer (“PFO”) support service provider. ESP assists the Managing Owner with certain functions and duties such as the preparation and filing of the Quarterly and Annual regulatory reports filed with the Securities and Exchange Commission under PFO support services and K-1 processing and other tax return preparation services under tax service provider services.

For tax service provider services, ESP is paid an annual fee of $50,000 by the Fund. The tax return preparation fees amounted to $9,099 and $37,929 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively. The tax return preparation fees for 2011 were paid to a non-related third party service provider.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,750 and $8,750 for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012, respectively, and are included in the PFO Support Services expense in the Statements of Operations. The PFO support services fees for 2011 were paid to a non-related third party service provider.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $633 and $633 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $1,880 and $1,512 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively, which are included in Other Expenses in the Statements of Operations.

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $70,013 and $89,852 for the Three Months Ended September 30, 2012 and September 30, 2011, respectively, and $260,602 and $218,631 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $20,970 and $85,020, respectively, for the Three Months Ended September 30, 2011 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(h)	Organizational and Offering Costs

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

For the Three Months Ended September 30, 2012 and September 30, 2011, and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

(i)	Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $900, respectively, in AP transaction fees for the Three Months Ended September 30, 2012 and September 30, 2011, respectively and $-0- and $1,800 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively.

(b) Share Transactions

There were no Share Transactions during the Three Months Ended September 30, 2012 and September 30, 2011.

There were no Share Transactions during the Nine Months Ended September 30, 2012.

Summary of Share Transactions for the Period from February 22, 2011 to September 30, 2011

	Shares	Paid in Capital
Shares Sold	300,000	$9,239,792
Shares Redeemed	(200,000)	(6,461,418)
Net Increase/(Decrease)	100,000	$2,778,374

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2012 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and September 30, 2011 and for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Nine Months Ended	Period from February 22, 2011 to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$24.30	$25.41	$30.68	$25.00
Net investment income/(loss)	(0.70)	(0.65)	(2.60)	(0.75)
Net realized and unrealized gain/(loss)	(3.17)	16.41	(7.65)	16.92
Net income/(loss)	(3.87)	15.76	(10.25)	16.17
Net asset value per Share, end of period	$20.43	$41.17	$20.43	$41.17
Market value per Share, end of period	$20.50 (e)	$41.00	$20.50 (e)	$41.00
Ratios to average Net Assets (a)
Expense ratio (b)	12.29%	7.52%	14.36%	4.53%
Expense ratio before waiver / reimbursement	12.29%	10.05%	14.36%	8.26%
Net investment income (loss)	(12.29)%	(7.42)%	(14.36)%	(4.43)%
Total Return, at net asset value (c)	(15.93)%	62.02%	(33.41)%	64.68	%(d)
Total Return, at market value (c)	(15.32)%	61.23%	(32.96)%	60.78	%(d)

a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 Fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).
e	Represents the closing bid/ask mean as of September 30, 2012.

(11) Subsequent Events

The Fund has received notification from the staff of NYSE Regulation, Inc. (the “Staff”) on behalf of NYSE Arca Equities, Inc that the Staff is considering delisting the Fund based upon its’ having fewer than 50 record and/or beneficial holders. The Staff is expected to conduct a formal review on November 27, 2012 of the Fund’s listing status and the Fund’s plan to address the matter in order to evaluate whether continued listing of the Fund is appropriate. If the Staff decides in favor of delisting at such meeting, the Fund will be suspended from trading before the opening of business on November 28, 2012. The Managing Owner has determined to develop a plan to address any non-compliance.

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

Overview/Introduction

The FactorShares 2X: TBOND BULL/S&P500 BEAR Fund (the “Fund”) is designed for investors who believe the long-dated U.S. Treasury market segment will increase in value relative to the large-cap U.S. equity market segment, in one day or less. The investment objective of the Fund is to seek to track approximately -200% of the daily return or, alternately, +200% of the inverse daily return of the S&P U.S. Equity Risk Premium Total Return Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between the long-dated U.S. Treasury and U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract” or the “Long Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index™ Futures (the “Equity Index Futures Contract” or the “Short Index Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Equity Index Futures Contract and the Treasury Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the Treasury Index Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the Treasury Index Futures Contract, as applicable. (Substitute Futures and/or Financial Instruments are more fully described later in the Report under the section “Substitute Futures and/or Financial Instruments.”)

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

The sponsor of the Index is Standard & Poor’s Financial Services LLC (the “Index Sponsor”). Standard & Poor’s® and S&P® are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”) and have been licensed for use by the Managing Owner. The Fund is not sponsored, endorsed, sold or promoted by S&P or its affiliates, and S&P and its affiliates make no representation, warranty or condition regarding the advisability of buying, selling or holding Shares in the Fund.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSA”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011” below provides an overview of the changes in the closing levels of the S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track +200% of the daily inverse return of the Index and the Fund does not attempt to outperform or underperform the daily inverse return of the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and

Sub-Index Returns

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period from February 22, 2011 to September 30, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	5.42%	(27.55)%	10.23%	(30.17)%
Long Sub-Index: S&P 500® Futures Excess Return Index	6.22%	(13.98)%	16.11%	(13.23)%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	0.40%	17.00%	4.02%	21.92%
3-Month United States Treasury Obligations	0.0218%	0.019%	0.0483%	0.034%

Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the periods covered by this Report. However, the Fund seeks investment results for a single day only, not for shorter periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice the inverse return, positive or negative, of the Index for that period. Due to a number of reasons as described throughout this Report, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track the inverse return of its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceeds the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the inverse return of the Index.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and a money market fund which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the percentages of Fund net asset value held by the Commodity Broker may vary substantially over time, as of September 30, 2012 and December 31, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used for operating activities was $-0- and $2,779,374 for the Nine Months Ended September 30, 2012 and the Period from February 22, 2011 to September 30, 2011, respectively. At September 30, 2012 and December 31, 2011 segregated cash held by the broker was $1,357,288 and $2,226,540, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $2,778,374 for the Nine Months Ended September 30, 2012 and for the Period from February 22, 2011 to September 30, 2011, respectively. Net cash flow for the Period from February 22, 2011 to September 30, 2011 consisted of $9,239,792 from the sale of Shares to Authorized Participants and $6,461,418 paid on the redemption of Shares by Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended September 30, 2012 and September 30, 2011” and “Comparison of Per Share FSA NAV to FSA Market Value for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended September 30, 2012 and September 30, 2011” and “Comparison of FSA NAV to Benchmark Index for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 through September 30, 2011”).

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Three Months Ended September 30, 2012 and September 30, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 to September 30, 2011. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE PERIOD FEBRUARY 24, 2011 TO SEPTEMBER 30, 2011

09/30/2012

09/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Nine Months Ended September 30, 2012 and the Period February 24, 2011 to September 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X inverse leverage return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2012 and September 30, 2011 and the Nine Months Ended September 30, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to September 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 PM Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 PM (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the FSA NAV and the inverse of the Index. The difference is more related to the combination of the market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 15.32% from $24.21 per Share, representing the closing price as of June 30, 2012 to $20.50 per Share, representing the closing market price as of September 30, 2012. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the closing Share price as of June 30, 2012 were as follows: Shares traded from a high of $26.49 per Share (+9.42%) on July 12, 2012 to a low of $18.56 per Share (-23.34%) on September 14, 2012.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share decreased 16.10% from $24.29 per Share to $20.38 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2012, gains in the U.S. Treasury Index Futures Contracts were more than offset by losses in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulting in the decrease in the NAV per Share during the Three Months Ended September 30, 2012.

Net loss for the Three Months Ended September 30, 2012, was $387,848, resulting from net realized losses on futures contracts of $501,293, net unrealized gains on futures contracts of $183,449 and the net investment loss of $70,004.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

During the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share increased 61.23% from $25.43 per Share, representing the closing price on June 30, 2011 to $41.00 per Share, representing the closing market price on September 30, 2011. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the closing Share price on June 30, 2011 were as follows: Shares traded from a high of $45.17 per Share (+77.62%) on September 22, 2011 to a low of $24.59 per Share (-3.30%) on July 5, 2011.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 32.96% from $30.58 per Share, representing the closing price as of December 31, 2011 to $20.50 per Share, representing the closing market price on September 30, 2012. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the closing Share price on December 31, 2011 were as follows: Shares traded from a high of $30.51 per Share (-0.23%) on January 3, 2012 to a low of $18.56 per Share (-39.31%) on September 14, 2012.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 33.18% from $30.50 per Share to $20.38 per Share (NAV calculation time methodology). For the Nine Months Ended September 30, 2012, gains in the U.S. Treasury Index Futures Contracts were more than offset by losses in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulting in the decrease in the NAV per Share during the Nine Months Ended September 30, 2012.

Net loss for the Nine Months Ended September 30, 2012, was $1,025,545, resulting from net realized losses on futures contracts of $867,603, net unrealized gains on futures contracts of $102,651 and the net investment loss of $260,593.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Fund Shares trading on the NYSE Arca) to September 30, 2011, the NYSE Arca market value of each Share increased 60.78% from $25.50 per Share, representing the initial trade on February 24, 2011 to $41.00 per Share, representing the closing market price on September 30, 2011. The Share price high and low for the period from February 24, 2011 to September 30, 2011 and related change from the initial Share price on February 24, 2011 were as follows: Shares traded from a high of $45.17 per Share (+77.14%) on September 22, 2011 to a low of $23.11 per Share (-9.37%) on April 8, 2011.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds;
•	Global or regional political, economic or financial events and situations as currently experienced by several countries in Europe and in the Gulf States;
•	Supply and demand changes which influence the foreign exchange rates of various currencies, but most significantly the U.S. dollar;
•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;
•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.
•	Because the Fund invests in the Equity Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.
•	Because the Fund invests approximately half of its portfolio in the Treasury Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the Treasury Index Futures Contracts, which may adversely affect the value of your Shares.
•	To the extent that the underlying index of the Treasury Index Futures Contracts is concentrated in certain securities, such concentration may amplify potentially adverse effects upon the Fund.
•	The Fund is subject to issuer risk, which means that certain actions or inactions by the issuers of the equities that comprise the underlying index may be adverse to the value of the Treasury Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.
•	Changes in the equity market may adversely affect the value of the Fund, and in turn, the value of your Shares.
•	The Fund is subject to interest rate risk, which may adversely affect the value of your Shares. The interest rate risk is further increased due to the short-term fixed income obligations that underlie the Treasury Index Futures Contracts.
•	Price fluctuations of U.S. government securities such as U.S. Treasury Bonds may affect the value of the Treasury Index Futures Contracts, and ultimately, the value of your Shares.
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

For the Three Months Ended September 30, 2012, there were no Shares created or redeemed. On September 30, 2012, 100,040 Shares of the Fund were outstanding for a market capitalization of $2,050,820.

(c) The following table summarizes the redemptions by Authorized Participants for the Three Months Ended September 30, 2012 and September 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	-	-
Three Months Ended September 30, 2011	100,000	$37.12

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC, its Managing Owner

	By:	/s/ Samuel Masucci III
		Name: Title:	Samuel Masucci III Principal Executive Officer

	By:	/s/ Mary Byra
Dated: November 14, 2012		Name: Title:	Mary Byra Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1