Form 10-K
period 2012-12-31
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2013-03-26
CIK 1482876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35088

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

(Exact name of Registrant as specified in its charter)

Delaware	90-6132863
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Factor Capital Management, LLC 25 Deforest Avenue Summit, New Jersey	07901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 628-3180

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $117,000.

Number of Common Units of Beneficial Interest outstanding as of March 1, 2013: 100,040

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

Organization

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR (the “Fund”), a Delaware statutory trust formed on January 26, 2010, commenced investment operations on February 22, 2011. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (a “Basket”). Factor Capital Management, LLC (the “Managing Owner”), a Delaware limited liability company and a wholly owned subsidiary of Factor Advisors, LLC, serves as the managing owner and commodity pool operator of the Fund. On July 16, 2012, Factor Advisors, LLC was acquired by and is wholly-owned by GENCAP Ventures, LLC. GENCAP Ventures, LLC is wholly-owned and controlled by Esposito Private Equity Group, a Texas based private equity investment firm.

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

The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a physical commodity is the contract size (measured in fixed units of the corresponding commodity) multiplied by the market price for future delivery of the commodity. For a financial futures contract such as an E-mini Standard & Poor’s 500 Stock Price Index™ Futures, the contract size is a number of fixed dollars, or $50 for the E-mini Standard & Poor’s 500 Stock Price Index™ Futures contract. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,500, the notional value of the contract is $75,000 (e.g. $50 contract size x $1,500 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

The Managing Owner

Factor Capital Management, LLC, a Delaware limited liability company, is the Managing Owner of the Fund. The Managing Owner was formed on November 2, 2009. The Managing Owner serves as the commodity pool operator of the Fund. The Managing Owner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and has been a member of the National Futures Association (the “NFA”) in such capacity since December 17, 2009. As a registered commodity pool operator with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA. The principal office of the Managing Owner is located at 25 Deforest Avenue, Summit, New Jersey 07901. The telephone number of the Managing Owner is (888) 628-3180.

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

The Commodity Broker

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is a member of Factor Advisors Holding Co., LLC. Factor Advisors Holding Co., LLC receives continuing revenue payments from GENCAP Ventures, LLC, the parent and the sole owner of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund. The Commodity Broker is also registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

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

The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first twelve months of the Fund’s operations, $30,000 for the next six months, and effective September 1, 2012, $75,000 annually. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

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

The Distributor

The Fund has appointed Foreside Fund Securities, LLC as the distributor (the “Distributor”) to assist the Managing Owner and the Fund with certain functions and duties relating to distribution, compliance of sales and marketing materials, and certain regulatory compliance matters. The Distributor does not open or maintain customer accounts or handle orders from the investing public for the Fund. Effective January 1, 2013, the Distributor of the Fund is Esposito Securities, LLC. Esposito Securities, LLC is an affiliate of the Managing Owner.

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

Tax Reporting

The Fund has retained the services of ETF Service Provider, LLC, to assist with certain tax reporting requirements of the Fund to regulatory authorities and to its shareholders. ETF Service Provider, LLC is an affiliate of the Managing Owner.

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

The Managing Owner of the Fund, Factor Capital Management, LLC, is indirectly wholly owned and controlled by Esposito Private Equity Group (“EPEG”). The Managing Owner is dependent on EPEG for capital investments to support its ongoing operations. Currently, EPEG has not committed to additional capital investments into the Managing Owner. As a result, there is significant doubt as to the Managing Owner’s ability to continue as a going concern.

This uncertainty raises substantial doubt about the Fund's ability to continue as a going concern, primarily due to the Fund's operational dependence on the services provided to the Fund by the Managing Owner.

The Managing Owner is actively seeking other capital partners to maintain operations. If the Managing Owner is unable to secure the necessary capital to sustain its operations it will look to transfer the management of the Fund to another suitable Commodity Pool Operator (“CPO”). If the Managing Owner is unable to transfer the Fund to another CPO it will liquidate the Fund in a timely manner.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Not applicable.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSA.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2012	$29.26	$20.95
June 30, 2012	$29.93	$22.16
September 30, 2012	$26.49	$18.56
December 31, 2012	$23.32	$18.64

	Shares
Quarter ended	High	Low
March 31, 2011*	$28.67	$23.78
June 30, 2011	$29.63	$23.11
September 30, 2011	$45.17	$24.59
December 31, 2011	$47.45	$27.47

*Commencing from February 24, 2011 (commencement of trading on NYSE Arca)

Holders

As of December 31, 2012, the Fund had 34 holders of record of its Shares.

As of December 31, 2011, the Fund had 41 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund makes to Shareholders.

The Fund paid no distributions for the Years Ended December 31, 2012 and December 31, 2011.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following table summarizes the redemptions by Authorized Participants for the periods from October 1, 2012 through December 31, 2012 and October 1, 2011 through December 31, 2011, respectively:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from October 1, 2012 through December 31, 2012:	-	$-

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Period from October 1, 2011 through December 31, 2011:	-	$-

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of the Sub-Indexes

Sub-Indexes and Index Futures Contracts	Exchange[1] (Contract Symbol)	Base Date[2]	Sub-Index Base Weight (%)[3]	Contract Months
Long Sub-Index: S&P 500 Futures Excess Return Index Long Index Futures Contract E-mini Standard and Poor’s 500 Stock Price Index Futures	CME (ES)[4]	9.9.1997	100	March June September December
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index Short Index Futures Contract: U.S. Treasury Bond Futures	CME (ES)[5]	9.9.1997	100

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

Effect of Leverage

The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a financial index, such as E-mini Standard & Poor’s 500 Stock Price Index™, is the contract size (measured in fixed dollars) multiplied by the market price for future settlement of the financial index. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,500, the notional value of the contract is $75,000 (e.g. $50 contract size x $1,500 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

For example, in the absence of tracking error, an investment in the Fund (which has a Fund multiple of -200%) assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to 4% daily when both of the following occur on the same trading day:

•	the Long Sub-Index increases 1% and
•	the Short Sub-Index decreases 1%.

The Fund seeks a daily exposure equal to approximately -200% of the Index Return (as defined below). As a consequence, a potential risk of total loss exists if the Index Return changes approximately 50% or more over a single trading day or less, in a direction adverse to the Fund (i.e., meaning an increase of approximately 50% or more in the value of the Index Return of the Fund). The risk of total loss exists in a short period of time as a result of significant Index movements.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Year Ended December 31, 2012 and the period from February 22, 2011 to December 31, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This Report covers the three months ended December 31, 2012 and December 31, 2011, the year ended December 31, 2012 and the period from February 22, 2011 to December 31, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 under the symbol “FSA”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the three months ended December 31, 2012 and December 31, 2011, the year ended December 31, 2012 and the period from February 22, 2011 to December 31, 2011” below provides an overview of the changes in the closing levels of the S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index on an inverse and leveraged basis and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the three months ended December 31, 2012 and December 31, 2011, the year ended December 31, 2012 and the period from February 22, 2011 to December 31, 2011.

Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Year Ended December 31, 2012	Period from February 22, 2011 to December 31, 2011
Index: S&P U.S. Equity Risk Premium Total Return Index	(0.47)%	8.60%	9.72%	(24.16)%
Long Sub-Index: S&P 500® Futures Excess Return Index	(0.59)%	11.75%	15.43%	(3.03)%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(0.39)%	1.65%	3.62%	23.92%
3-Month United States Treasury Obligations	0.024%	0.006%	0.072%	0.053%

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
18

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of December 31, 2012, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used in operating activities was $0 for the year ended December 31, 2012. At December 31, 2012 cash held by broker was $1,447,327 as reflected in the Statements of Financial Condition.

Net cash flow used in operating activities was $2,779,373 for the period from February 22, 2011 to December 31, 2011. At December 31, 2011 cash held by broker was $2,226,540 as reflected in the Statement of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $0 for the year ended December 31, 2012. There were no sales or redemptions of Shares to or by Authorized Participants during the year ended December 31, 2012.

The Fund’s net cash flow provided by financing activities was $2,778,373 for the period from February 22, 2011 to December 31, 2011 consisting of $9,239,791 from the sale of Shares to Authorized Participants and $6,461,418 paid on the redemption of Shares by Authorized Participants.

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

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended December 31, 2012 and December 31, 2011” and “Comparison of Per Share FSA NAV to FSA Market Value for the year ended December 31, 2012 and for the period from February 22, 2011 to December 31, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended December 31, 2012 and December 31, 2011” and “Comparison of FSA NAV to Benchmark Index for the year ended December 31, 2012 and for the period from February 22, 2011 to December 31, 2011”).

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

THE THREE MONTHS ENDED DECEMBER 31, 2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The per Share market value of FSA and its NAV tracked closely for the three months ended December 31, 2012. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

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

THE YEAR ENDED DECEMBER 31, 2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The per Share market value of FSA and its NAV tracked closely for the year ended December 31, 2012. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

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

THE THREE MONTHS ENDED DECEMBER 31, 2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the three months ended December 31, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the fact that FSA’s NAV attempts to track the inverse of the Index as well as the combination of the changes in market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

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

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the three months ended December 31, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the fact that FSA’s NAV attempts to track the inverse of the Index as well as the combination of the changes in market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

Each of FSA’s NAV and the Index in the graph above has been rebased to the base value of 100 in order to facilitate the comparison between FSA and the Index during the above period.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE YEAR ENDED DECEMBER 31, 2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the year ended December 31, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the fact that FSA’s NAV attempts to track the inverse of the Index as well as the combination of the changes in market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

Each of FSA’s NAV and the Index in the graph above has been rebased to the base value of 100 in order to facilitate the comparison between FSA and the Index during the year.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE PERIOD FROM FEBRUARY 22, 2011 TO DECEMBER 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the period February 24, 2011 through December 31, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the fact that FSA’s NAV attempts to track the inverse of the Index as well as the combination of the changes in market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of fund expenses.

Each of FSA’s NAV and the Index in the graph above has been rebased to the base value of 100 in order to facilitate the comparison between FSA and the Index during the above period.

Additional Legends

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

While the Fund’s objective is not to generate profit through active portfolio management, but is to track the Index on an inverse leveraged basis, because the Index was established on August 11, 2010, certain information relating to the Index closing levels from the Base Date of September 9, 1997 to August 11, 2010 may be considered to be “hypothetical.” Hypothetical information may have certain inherent limitations, some of which are described below.

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

No hypothetical record can completely account for the impact of financial risk in actual trading. For example, there are numerous factors, including those described in the “Risk Factors” set forth in the Fund’s Prospectus dated July 16, 2012, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth on the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

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

FOR THE YEAR ENDED TO DECEMBER 31, 2012

Fund Share Price Performance

During the year ended December 31, 2012, the NYSE Arca market value of each Share decreased 36.56% from $30.58 per Share, representing the closing price as of December 31, 2011 to $19.40 per Share, representing the closing price as of December 31, 2012. The Share price high and low for the year ended December 31, 2012 and related change from the closing Share price on December 31, 2011 was as follows: Shares traded from a high of $30.51 per Share (-0.23%) on January 3, 2012 to a low of $18.56 per Share (-39.31%) on September 14, 2012.

Fund Share Net Asset Value Performance

During the year ended December 31, 2012, the net asset value of each Share decreased 35.05% from $30.50 per Share to $19.81 per Share (NAV calculation methodology as described in the notes to the financial statements). For the year ended December 31, 2012, the net realized and unrealized gain in the U.S. Treasury Index Futures Contracts were more than offset by the net realized and unrealized loss in the Equity Index Futures Contracts, and fund expenses, contributing to the overall decrease in the NAV per Share during the year.

Net loss for the year ended December 31, 2012 was $1,131,028, resulting from the net realized loss on futures contracts of $777,077, the net unrealized loss on futures contracts of $10,265, and the net investment loss of $343,686.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

Fund Share Price Performance

During the three months ended December 31, 2011, the NYSE Arca market value of each Share decreased 5.37% from $20.50 per Share, representing the closing price on September 30, 2012 to $19.40 per Share, representing the closing price as of December 31, 2012. The Share price high and low for the three months ended December 31, 2012 and related change from the closing Share price on September 30, 2012 was as follows: Shares traded from a high of $23.32 per Share (+13.76%) on November 15, 2012 to a low of $18.64 per Share (-9.07%) on December 18, 2012.

Fund Share Net Asset Value Performance

For the three months ended December 31, 2012, the net asset value of each Share decreased 2.80% from $20.38 per Share to $19.81 per Share (NAV calculation methodology as described in the notes to the financial statements). For the three months ended December 31, 2012, net realized and unrealized gains in the Equity Index Futures Contracts were more than offset by net realized and unrealized losses in the U.S. Treasury Index Futures Contracts and fund expenses, contributing to the overall decrease in the NAV per Share during the period.

Net loss for the three months ended December 31, 2012, was $105,483, resulting from net realized gain on futures contracts of $90,526, net unrealized loss on futures contracts of $112,916, and the net investment loss of $83,093.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Statements of Financial Condition December 31, 2012 and December 31, 2011

	2012	2011
Assets
Short-term investments, at fair value (cost $645,406 and $1,039,440, respectively)	$645,406	$1,039,440
Segregated cash held by broker	1,447,327	2,226,540
Receivable on open futures contracts	-	44,500
Prepaid expenses	1,950	464
Due from related parties	1,647
Total assets	$2,096,330	$3,310,944

Liabilities and shareholders’ capital
Payable on open futures contracts	$83,958	$118,192
Due to related parties	1,630	7,981
Accrued liabilities	72,695	115,696
Total liabilities	158,283	241,869

Shareholders’ capital
Paid-in-capital	$2,779,373	$2,779,373
Accumulated earnings/(deficit)	(841,326)	289,702
Total shareholders’ capital	1,938,047	3,069,075

Total liabilities and shareholders’ capital	$2,096,330	$3,310,944
Shares outstanding	100,040	100,040
Net asset value per share	$19.37	$30.68
Market value per share	$19.40	$30.58

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments December 31, 2012

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (33.30% of shareholders’ capital)
Money Market Funds (33.30% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 645,406	$ 645,406
Total Short-Term Investments
(Cost $645,406)				$ 645,406

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at December 31, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, MAR13	27	$4,046,188	$3,982,500	$ (63,688)
Futures Contract Sold
S&P 500 E Mini Index Futures, MAR13	56	$3,956,010	$3,976,280	$ (20,270)
				$ (83,958)

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

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statements of Operations
For the Years ended December 31, 2012 and December 31, 2011

	2012	2011
Investment Income
Interest Income	$ 10	$ 872
Other Income	-	1,800
Total Investment Income	10	2,672
Expenses
Management fee	17,466	25,947
Brokerage commission and fees	2,397	6,680
Audit fees	65,800	94,995
Legal fees	33,641	12,600
Tax Return preparation fees	54,269	37,738
Administrative/Accounting/Custodian fees	67,802	36,505
Listing and Calculation Agent fees	13,000	11,076
Printing and Postage	29,089	15,955
Distribution fees	11,133	10,344
Insurance	16,644	14,384
PFO Support Services	22,876	4,363
Transfer Agent	4,511	3,883
Other Expenses	5,068	6,957
Total Expenses	343,696	281,427
Less – reduction in management fee	-	(13,766)
Less – expense reimbursement	-	(85,020)
Net Expenses	343,696	182,641
Net Investment Income (Loss)	(343,686)	(179,969)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(777,077)	543,363
Change in Unrealized Gain (Loss)
Futures Contracts	(10,265)	(73,692)
Net realized and unrealized gain (loss)	(787,342)	469,671
Net Income (Loss)	$ (1,131,028)	$ 289,702

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Years ended December 31, 2012 and December 31, 2011

	2012	2011

Shareholders’ Capital at beginning of year	$ 3,069,075	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 300,000 shares, respectively	-	9,239,791
Redemption of -0- and 200,000 shares, respectively	-	(6,461,418)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	2,778,373

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(343,686)	(179,969)
Net realized gain/(loss)	(777,077)	543,363
Change in net unrealized appreciation/(depreciation)	(10,265)	(73,692)
Increase/(decrease) in Shareholders’ Capital from operations	(1,131,028)	289,702
Shareholders’ Capital at end of year	$ 1,938,047	$ 3,069,075

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Cash Flows
For the Years ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows used in operating activities:
Net income/(loss)	$ (1,131,028)	$ 289,702
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Increase)/Decrease in segregated cash balances for futures agreements	779,213	(2,226,540)
Increase in prepaid expenses	(1,486)	(464)
Net sale/(purchase) of investments	394,034	(1,038,568)
Accretion of discount on United States Treasury Obligations	-	(872)
Increase in due from related parties	(1,647)	-
(Increase)/Decrease in receivable on open futures contracts	44,500	(44,500)
Increase/(Decrease) in payable on open futures contracts	(34,234)	118,192
Increase/(Decrease) in due to related parties	(6,351)	7,981
Increase/(Decrease) in accrued liabilities	(43,001)	115,696
Net cash used in operating activities	-	(2,779,373)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	9,239,791
Paid on redemption of shares	-	(6,461,418)
Net cash provided by financing activities	-	2,778,373
Net decrease in cash	-	(1,000)
Cash, beginning of year	-	1,000
Cash, end of year	$ -	$ -

See accompanying notes to financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

December 31, 2012 and 2011

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

This report covers the year ended December 31, 2012 and the period from February 22, 2011 (commencement of operations) to December 31, 2011 (hereinafter referred to as the “Year Ended December 31, 2012” and the “Year Ended December 31, 2011”, respectively).

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
December 31, 2012 and 2011 (continued)

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

(b) Reclassification

Certain amounts in the prior year have been reclassified to conform to current year presentation.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

(c) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from those estimates.

(d) Cash

Cash, when shown in the Statements of Financial Condition, represents non-segregated cash with the custodian and does not include short term investments.

(e) Segregated Cash Held by Broker

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

(f) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Year Ended December 31, 2012 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Year Ended December 31, 2012.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at December 31, 2012 and December 31, 2011.

(g) Investment Valuation

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
December 31, 2012 and 2011 (continued)

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

(h) Financial Instruments and Fair Value

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

The following tables summarize the valuation of investments at December 31, 2012 and December 31, 2011 using the fair value hierarchy:

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$645,406 a	$(83,958) b	$561,448
Total	-	$645,406	$(83,958)	$561,448

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $83,958 in Payable on open futures contracts in the Statements of Financial Condition.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

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

There were no Level II or Level III type holdings at December 31, 2012 and December 31, 2011 and during the Years Ended December 31, 2012 and December 31, 2011.

During the Years Ended December 31, 2012 and December 31, 2011, there were no significant transfers between Level I and Level II.

The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

(i) Investment Transactions and Related Income

Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, with the exception of futures transactions which are recorded on the average cost basis, and marked to market daily. Unrealized appreciation/depreciation on open futures contracts is reflected in the Statements of Financial Condition and the change in the unrealized appreciation/depreciation between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income in the Statements of Operations.

(j) Federal Income Taxes

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

Management of the Fund has reviewed the open tax years 2010 to 2012 and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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
December 31, 2012 and 2011 (continued)

(b) Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at December 31, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including primary underlying risk exposures related to each instrument type.

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

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	-	-	Payable on open futures contracts	$ (63,688)*
Equity Risk	-	-	Payable on open futures contracts	$ (20,270)*

*Includes cumulative depreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 44,500*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (118,192)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$218,555	$(108,187)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(995,632)	$97,922

The futures contracts open at December 31, 2012 are indicative of the activity for the Year Ended December 31, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Year Ended December 31, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$1,263,741	$44,500
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(720,378)	$(118,192)

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

The reduction in management fee, pursuant to the undertaking, amounted to $13,766 for the Year Ended December 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

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

The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first twelve months of the Fund’s operations, $30,000 for the next 6 months and, effective September 1, 2012, $75,000 annually. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $11,133 and $10,344 for the Years Ended December 31, 2012 and December 31, 2011, respectively, as disclosed in the Statements of Operations.

On December 31, 2012, the Managing Owner terminated the Distribution Services Agreement with Foreside Fund Services, LLC pursuant to the terms and conditions thereof. (See Note 12.)

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

The brokerage commission and fees amounted to $2,397 and $6,680 for the Years Ended December 31, 2012 and December 31, 2011, respectively, as disclosed in the Statements of Operations.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

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

For tax service provider services, ESP is paid an annual fee of $50,000 by the Fund. The tax return preparation fees amounted to $54,269 and $37,738 for the Years Ended December 31, 2012 and December 31, 2011, respectively. The tax return preparation fees for the Year Ended December 31, 2011 were paid to a non-related third party service provider.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $22,876 and $4,363 for the Years Ended December 31, 2012 and December 31, 2011, respectively. Of the $22,876 PFO support services fees for the Year Ended December 31, 2012, $17,498 was paid to ESP and $5,378 was paid to a non-related third party service provider. The PFO support services fees of $4,363 for the Year Ended December 31, 2011 were paid to non-related third party service providers.

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $5,000 and $4,456 for the Years Ended December 31, 2012 and December 31, 2011, respectively, and are included in Other Expenses in the Statements of Operations.

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $343,696 and $281,427 for the Years Ended December 31, 2012 and December 31, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $85,020 for the Year Ended December 31, 2011.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

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

For the Years Ended December 31, 2012 and December 31, 2011, the Fund did not incur any such expenses.

(i) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2012 and December 31, 2011, the Fund did not incur any such expenses.

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

(a)                 Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $1,800, respectively, in AP transaction fees for the Years Ended December 31, 2012 and December 31, 2011, respectively.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

(b)  Share Transactions

There were no Share Transactions during the Year Ended December 31, 2012.

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
December 31, 2012 and 2011 (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2012, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2012 and December 31, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the year. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Year Ended
	December 31, 2012	December 31, 2011
Net Asset Value
Net asset value per Share, beginning of year	$ 30.68	$ 25.00
Net investment income/(loss)	(3.44)	(1.29)
Net realized and unrealized gain/(loss)	(7.87)	6.97
Net income/(loss)	(11.31)	5.68
Net asset value per Share, end of year	$ 19.37	$ 30.68
Market value per Share, end of year	$ 19.40	$ 30.58
Ratios to average Net Assets
Expense ratio (a)	14.76%	5.26%
Expense ratio before waiver / reimbursement	14.76%	8.11%
Net investment income (loss)	(14.76)%	(5.18)%
Total Return, at net asset value	(36.86)%	22.72%(b)
Total Return, at market value	(36.56)%	19.92%(b)

a	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
b	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).
52

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Notes to Financial Statements
December 31, 2012 and 2011 (continued)

(11) Going Concern

The Managing Owner of the Fund, Factor Capital Management, LLC, is indirectly wholly owned and controlled by Esposito Private Equity Group (“EPEG”). The Managing Owner is dependent on EPEG for capital investments to support its ongoing operations. Currently, EPEG has not committed to additional capital investments into the Managing Owner. As a result, there is significant doubt as to the Managing Owner’s ability to continue as a going concern.

This uncertainty raises substantial doubt about the Fund's ability to continue as a going concern, primarily due to the Fund's operational dependence on the services provided to the Fund by the Managing Owner.

The Managing Owner is actively seeking other capital partners to maintain operations. If the Managing Owner is unable to secure the necessary capital to sustain its operations it will look to transfer the management of the Fund to another suitable Commodity Pool Operator (“CPO”). If the Managing Owner is unable to transfer the Fund to another CPO it will liquidate the Fund in a timely manner.

(12) Subsequent Events

Effective January 1, 2013, the Fund and the Managing Owner of the Fund entered into a Distribution Services Agreement with Esposito Securities, LLC. Esposito Securities, LLC is an affiliate of the Managing Owner. The terms and conditions of the new Distribution Services Agreement with Esposito Securities, LLC are substantially identical to those of the Distribution Services Agreement with Foreside Fund Services, LLC.

Effective January 1, 2013, the Fund and the Managing Owner of the Fund entered into an agreement (the “Agreement”) with ETF Service Provider, LLC to provide Chief Compliance Officer Service to the Fund. ETF Service Provider, LLC is an affiliate of the Managing Owner. Under the terms and conditions of the Agreement, the Fund will pay ETF Service Provider, LLC $16,000 annually.

The Fund evaluated the need for additional disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as mentioned above.

Report of Independent Registered Public Accounting Firm

The Management Committee of Factor Capital Mangement, LLC and

Shareholders of FactorShares 2X: TBond Bull/S&P 500 Bear

We have audited the accompanying statements of financial condition of FactorShares 2X: TBond Bull/S&P 500 Bear (the “Fund”), including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in shareholders’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund's internal control over financial reporting. Our audit included a consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FactorShares 2X: TBond Bull/S&P 500 Bear as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 11 to the financial statements, the Fund has operational dependence on the Managing Owner, and conditions exist at the Managing Owner that raise substantial doubt about its ability to continue as a going concern, thereby raising substantial doubt about the Fund’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New Brunswick, NJ

March 26, 2013

Report of Independent Registered Public Accounting Firm

The Management Committee of Factor Capital Management, LLC and

Shareholders of FactorShares 2X: TBond Bull/S&P 500 Bear

We have audited the accompanying statements of financial condition of FactorShares 2X: TBond Bull/S&P 500 Bear (the “Fund”) as of December 31, 2011, including the schedule of investments as of December 31, 2011, and the related statements of operations, changes in shareholders’ capital, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FactorShares 2X: TBond Bull/S&P 500 Bear at December 31, 2011, and the results of its operations, the changes in its shareholders’ capital, and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 22, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Managers of the Managing Owner, on behalf of the Fund, approved the engagement of WithumSmith+Brown, PC as the independent registered public accounting firm for the Fund, effective November 7, 2012. The Fund filed Form 8-K Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on November 13, 2012. There were no disagreements with the prior independent accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Samuel Masucci, III, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as of the end of the period covered by this annual report, and, based upon that evaluation, Samuel Masucci, III and Mary Byra, the Principal Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management of Factor Capital Management, LLC, as managing owner (the “Managing Owner”) of FactorShares 2X: TBond Bull/S&P500 Bear (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Samuel Masucci, III, Principal Executive Officer, and Mary Byra, Principal Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework was used. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment and those criteria, it is concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Samuel Masucci, III	51	Chairman and Principal Executive Officer of Managing Owner and Member of the Board of Managers
Robert S. Tull, Jr.	60	Chief Operating Officer of Managing Owner
Mary Byra	43	Principal Financial Officer of Managing Owner

Samuel Masucci, III joined Factor Advisors LLC on July 16, 2012. Mr. Masucci serves as Chief Executive Officer of the Managing Owner with responsibilities for ETF services. Mr. Masucci has been a principal of the Managing Owner since June 20, 2012. Mr. Masucci was out of the job market from January-May 2012. Mr. Masucci has served as the Chief Executive Officer of GENCAP Ventures LLC since May, 2012, and is responsible for managing all ETF issuers and related service activities. Mr. Masucci worked as Chief Executive Officer for MacroMarkets LLC from April, 2005 to December, 2011 with responsibility for running the day to day operations of an issuer of public securities and a registered broker dealer. From April, 2005 to December, 2011, Mr. Masucci also worked as the Chief Executive Officer, managing partner and chief compliance officer of Macro Financial LLC, which was a registered broker-dealer. From July, 2001 to April, 2005, Mr. Masucci worked as an owner and manager of The Cobblestone Group offering fixed income consulting services to the investment banking and commercial banking industries. From March, 1999 to June, 2001, Mr. Masucci worked in mortgage trading, as a Managing Director for Bear Stearns Inc., a financial institution. Mr. Masucci was out of the job market from December, 1998 to February, 1999. From June, 1996 to November 1998, Mr. Masucci worked at SBC Warburg/UBS, a financial institution, as an Executive Director managing an asset backed securities group. From January 1992 to June, 1996, Mr. Masucci worked in structured products (specifically, structuring mortgage derivatives and hedge funds), at Merrill Lynch, a financial institution, as a Vice President. From January, 1990 to January, 1992, Mr. Masucci worked as a financial consultant for Merrill Lynch in the private client group in connection with retail investors. From November, 1987 to January, 1990, Mr. Masucci worked at MetLife, an insurance company, as a retail salesperson qualified to sell financial and insurance products to retail clients. From August, 1984 to October, 1987, Mr. Masucci worked as a manager of jobsites for Forestdale Inc., which is a residential property developer. Mr. Masucci received his B.S. from Penn State University in finance July 1984. Mr. Masucci’s long career in the financial services industry and significant management experience in the financial services and alternative asset management industry were the material considerations that led the Board of Managers of the Managing Owner to conclude that Mr. Masucci should serve as a Manager of the Managing Owner.

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

Mark A. Esposito has been a Principal of Factor Capital Management, LLC, the Managing Owner, since June 15, 2012. Mr. Esposito has been a principal of Esposito Securities LLC since April 9, 2008. Mr. Esposito has served as President of Esposito Securities LLC, a registered introducing broker, since April 2008, and is responsible for all executive aspects of the company. Mr. Esposito founded Esposito Partners in December of 2006. Mr. Esposito has served as President of Esposito Partners, a registered investment adviser specializing in exchange traded funds and private client services, since December 2006, and is responsible for all executive aspects of the company. Mr. Esposito has served as an Institutional Salesman at WFG Investments, LLC, a registered broker dealer, from May 2006 until December 2006, and was responsible for institutional sales related activities. Mr. Esposito has served as an Institutional Salesman at Fulcrum Global Securities, a registered broker dealer, from May 2002 until May 2006, and was responsible for institutional sales related activities. Mr. Esposito has served as an Institutional Salesman at Southwest Securities, a registered broker dealer, from July 1998 until May 2002, and was responsible for institutional sales related activities. Mr. Esposito has served as an Institutional Salesman at Olde Discount Corporation, a registered broker dealer, from April 1994 until July 1998, and was responsible for institutional sales related activities. Mr. Esposito began his career as an Institutional Salesman at J.P. Morgan, a financial institution, from February 1993 until April 1994, and was responsible for institutional sales related activities. Mr. Esposito was out of the job marked during January 1993. Mr. Esposito received a degree in Business Administration in December 1992 from the University of Connecticut, as well as a minor in marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

No forms were filed during the year ended December 31, 2012.

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

Factor Capital Management, LLC has adopted a Code of Ethics (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) and all other executive officers and employees. We will provide to any person without charge, upon request, a copy of our Code of Ethics by sending such request to Factor Capital Management, LLC, 25 Deforest Avenue, Summit, New Jersey 07901.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by Factor Capital Management, LLC. None of the directors or officers of Factor Capital Management, LLC receive compensation from the Fund. Factor Capital Management, LLC receives a Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of such Fund.

Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s Commodity Broker. The Commodity Broker is a member of Factor Advisors Holding, Co., LLC. Factor Advisors Holding, Co., LLC receives continuing revenue payments from GENCAP Ventures, LLC, parent of the Managing Owner of the Fund. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

The brokerage commission and fees amounted to $2,397 and $6,680 for the Years Ended December 31, 2012 and December 31, 2011, all of which had been paid at December 31, 2012 and December 31, 2011, respectively.

An affiliate of the Fund, ETF Service Provider, LLC, provides tax and Principal Financial Officer support services to the Fund.

The fees for tax services charged by ETF Service Provider, LLC were $50,000 for the Year Ended December 31, 2012, all of which had been paid at December 31, 2012.

The fees for Principal Financial Officer support services charged by ETF Service Provider, LLC were $17,498 for the Year Ended December 31, 2012 all of which had been paid at December 31, 2012.

For the year ended December 31, 2012, the Fund incurred Management Fees of $17,466 of which $16,196 had been paid at December 31, 2012. Management Fees of $1,270 were unpaid at December 31, 2012 and are reported as a liability in the Statements of Financial Condition.

For the year ended December 31, 2011, the Fund incurred Management Fees of $25,947 of which $24,033 had been paid at December 31, 2011. Management Fees of $1,914 were unpaid at December 31, 2011 and are reported as a liability in the Statements of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of December 31, 2012 and December 31, 2011, by management.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shares	Factor Capital Management, LLC	40	Less than 1%

Shares	Directors and Officers of Factor Capital Management, LLC as a group	0	0%

Persons known by us to own beneficially more than 5% of the Shares as of December 31, 2012

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shares	Timber Hill LLC	95,780	95.74%

Persons known by us to own beneficially more than 5% of the Shares as of December 31, 2011

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Shares	Timber Hill LLC	93,704	93.67%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Items 11 and 12.

As an unincorporated entity, the registrant does not have a Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Board of Managers of Factor Capital Management, LLC, the Managing Owner, dismissed Ernst & Young, LLP as the independent registered public accounting firm for the Fund effective November 7, 2012. The Board of Managers of the Managing Owner also approved the engagement of WithumSmith+Brown, PC as the independent registered public accounting firm for the Fund effective November 7, 2012.

The following table sets forth the fees for professional services rendered by WithumSmith+Brown, PC and Ernst & Young LLP, the Fund’s independent registered public accounting firms for the Year Ended December 31, 2012.

	Year Ended December 31, 2012
		WithumSmith+Brown, PC		Ernst & Young LLP
Audit Fees		$45,000		$20,800
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total		$45,000		$20,800

The following table sets forth the fees for professional services rendered by Ernst & Young LLP, the Fund’s independent registered public accounting firm for the Year Ended December 31, 2011.

Year Ended December 31, 2011
Ernst & Young LLP
Audit Fees	$94,995
Audit-Related Fees	$-
Tax Fees	$27,250
All Other Fees	$-
Total	$122,245

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services to the Fund provided by WithumSmith+Brown, PC and Ernst & Young LLP described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.2	Form of Participant Agreement [1]

10.1	Brokerage Agreement [1]

10.2	Administration Agreement [1]

10.3	Custodian Agreement [1]

10.4	Transfer Agency and Service Agreement [1]

10.5	Distribution Services Agreement [1]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition — December 31, 2012 and December 31, 2011, (ii) the Schedules of Investments— December 31, 2012 and December 31, 2011, (iii) the Statements of Income and Expenses— Years Ended December 31, 2012 and December 31, 2011, (iv) the Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2012 and December 31, 2011, (v) the Statements of Cash Flows— Years Ended December 31, 2012 and December 31, 2011, (vi) Notes to Financial Statements, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to Form S-1, SEC Registration Number 333-164758, on January 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: TBOND BEAR/S&P500 BULL

By:	Factor Capital Management, LLC, its Managing Owner

	By:	/S/ SAMUEL MASUCCI, III
	Name:	Samuel Masucci, III
	Title:	Principal Executive Officer

	By:	/S/ Mary Byra
	Name:	Mary Byra
	Title:	Principal Financial Officer

Dated: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Managing Owner of the registrant and in the capacities and on the date indicated.

	By:	Factor Capital Management, LLC, Managing Owner of the Registrant

Dated: March 26, 2013		By:	/S/ SAMUEL MASUCCI, III
		Name:	Samuel Masucci, III
		Title:	Chairman and Principal Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition —December 31, 2012 and December 31, 2011, (ii) the Schedules of Investments— December 31, 2012 and December 31, 2011, (iii) the Statements of Income and Expenses— Years Ended December 31, 2012 and December 31, 2011, (iv) the Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2012 and December 31, 2011, (v) the Statements of Cash Flows— Years Ended December 31, 2012 and December 31, 2011, (vi) Notes to Financial Statements, tagged as blocks of text.

E-1