Form 10-Q
period 2013-09-30
FactorShares 2X: TBond Bull/S&P500 Bear
filed 2013-11-14
CIK 1482876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ✓  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No ✓

Indicate the number of outstanding Shares as of November 1, 2013: 100,040 Shares.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Statements of Financial Condition September 30, 2013 and December 31, 2012

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Short-term investments, at fair value (cost $319,019 and $645,406, respectively)	$319,019	$645,406
Segregated cash held by broker	574,315	1,447,327
Receivable on open futures contracts	34,876	-
Prepaid expenses	3,277	1,950
Prepaid expense to related party	18,904	-
Due from related parties	-	1,647
Total assets	$950,391	$2,096,330

Liabilities and shareholders’ capital
Payable on open futures contracts	$-	$83,958
Due to related parties	538	1,630
Accrued liabilities	79,234	72,695
Total liabilities	79,772	158,283

Shareholders’ capital
Paid-in-capital	$2,779,373	$2,779,373
Accumulated earnings/(deficit)	(1,908,754)	(841,326)
Total shareholders’ capital	870,619	1,938,047

Total liabilities and shareholders’ capital	$950,391	$2,096,330
Shares outstanding	100,040	100,040
Net asset value per share	$8.70	$19.37
Market value per share	$8.87	$19.40

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR Schedule of Investments September 30, 2013 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (36.64% of shareholders’ capital)
Money Market Funds (36.64% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 319,019	$ 319,019
Total Short-Term Investments
(Cost $319,019)				$ 319,019

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2013	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contract Purchased
30 Year U.S. Treasury Bond Futures, DEC13	13	$1,705,031	$1,733,875	$ 28,844
Futures Contract Sold
S&P 500 E Mini Index Futures, DEC13	21	$1,764,047	$1,758,015	$ 6,032
				$ 34,876

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

FACTORSHARES 2X: TBOND BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended September 30, 2013 and 2012 and the Nine Months ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment Income
Interest Income	$ -	$ 9	$ -	$ 9
Total Investment Income	-	9	-	9
Expenses
Management fee	1,759	4,272	7,158	13,613
Brokerage commission and fees	176	520	801	1,909
Audit fees	15,083	10,487	47,318	54,814
Legal fees	15,665	2,200	37,748	29,727
Tax Return preparation fees	18,904	9,099	56,096	37,929
Administrative/Accounting/Custodian fees	20,140	17,615	60,765	47,907
Listing and Calculation Agent fees	4,392	2,791	9,830	8,359
Printing and Postage	3,808	5,414	14,146	23,239
Distribution fees	6,650	2,738	19,950	8,852
Insurance	5,052	4,555	14,962	12,862
PFO Support Services	8,824	8,750	26,178	14,050
Transfer agent fees	1,198	1,125	3,378	3,375
CCO Fees	3,977	-	11,967	-
Other Expenses	1,275	447	3,754	3,966
Total Expenses	106,903	70,013	314,051	260,602
Net Investment Income (Loss)	(106,903)	(70,004)	(314,051)	(260,593)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(212,897)	(501,293)	(872,210)	(867,603)
Change in Unrealized Gain (Loss)
Futures Contracts	83,655	183,449	118,833	102,651
Net realized and unrealized gain (loss)	(129,242)	(317,844)	(753,377)	(764,952)
Net Income (Loss)	$ (236,145)	$ (387,848)	$ (1,067,428)	$ (1,025,545)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Three Months ended September 30, 2013 and September 30, 2012 (unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012

Shareholders’ Capital at beginning of period	$ 1,106,764	$ 2,431,378
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(106,903)	(70,004)
Net realized gain/(loss)	(212,897)	(501,293)
Change in net unrealized appreciation/(depreciation)	83,655	183,449
Increase/(decrease) in Shareholders’ Capital from operations	(236,145)	(387,848)
Shareholders’ Capital at end of period	$ 870,619	$ 2,043,530

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Changes in Shareholders' Capital
For the Nine Months ended September 30, 2013 and September 30, 2012 (unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Shareholders’ Capital at beginning of period	$ 1,938,047	$ 3,069,075
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(314,051)	(260,593)
Net realized gain/(loss)	(872,210)	(867,603)
Change in net unrealized appreciation/(depreciation)	118,833	102,651
Increase/(decrease) in Shareholders’ Capital from operations	(1,067,428)	(1,025,545)
Shareholders’ Capital at end of period	$ 870,619	$ 2,043,530

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR
Statements of Cash Flows
For the Nine Months ended September 30, 2013 and September 30, 2012 (unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows used in operating activities:
Net income/(loss)	$ (1,067,428)	$ (1,025,545)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale of investments	326,387	274,865
Decrease in segregated cash balances for futures agreements	873,012	869,252
Decrease/(Increase) in receivable on open futures contracts	(34,876)	4,447
Increase in prepaid expenses	(1,327)	(6,912)
Increase in prepaid expense to related party	(18,904)	-
Decrease in due from related parties	1,647	-
Decrease in payable on open futures contracts	(83,958)	(107,098)
Increase/(Decrease) in due to related parties	(1,092)	41,378
Increase/(Decrease) in accrued liabilities	6,539	(50,387)
Net cash used in operating activities	-	-

Cash flows provided by financing activities:	-	-
Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited)

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

The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSA”.

This report covers the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012 (hereinafter referred to as the “Three Months Ended September 30, 2013 and September 30, 2012” and “Nine Months Ended September 30, 2013 and Septembere 30, 2012”, respectively).

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Nine Months Ended September 30, 2013 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Nine Months Ended September 30, 2013.

Fair value per share is determined at the close of the New York Stock Exchange and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2013 and December 31, 2012.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The following tables summarize the valuation of investments at September 30, 2013 and December 31, 2012 using the fair value hierarchy:

September 30, 2013

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$319,019 a	$34,876 b	$353,895
Total	-	$319,019	$34,876	$353,895

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $34,876 in Receivable on open futures contracts in the Statements of Financial Condition.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$645,406a	$(83,958) b	$561,448
Total	-	$645,406	$(83,958)	$561,448

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $83,958 in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or Level III type holdings at September 30, 2013 and December 31, 2012 and during the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012.

During the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012, there were no significant transfers between Level I and Level II.

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

September 30, 2013 (unaudited) (continued)

(b)	Derivative Instruments

In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

All open derivative positions at September 30, 2013 and December 31, 2012 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions relative to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

Fair Value of Derivative Instruments

As of September 30, 2013

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 28,844*	-	-
Equity Risk	Receivable on open futures contracts	$ 6,032*	-	-

*Includes cumulative appreciation of futures contracts as reported in the Schedules of Investments.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	-	-	Payable on open futures contracts	$ (63,688)*
Equity Risk	-	-	Payable on open futures contracts	$ (20,270)*

*Includes cumulative depreciation of futures contracts as reported in the Schedules of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(125,447)	$99,468
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(87,450)	$(15,813)

The futures contracts open at September 30, 2013 are indicative of the activity for the Three Months Ended September 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$14,835	$(7,164)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(516,128)	$190,613

The futures contracts open at September 30, 2012 are indicative of the activity for the Three Months Ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Nine Months Ended September 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(295,025)	$92,531
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(577,185)	$26,302

The futures contracts open at September 30, 2013 are indicative of the activity for the Nine Months Ended September 30, 2013.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The Distributor is paid an annual fee of $5,000 by the Fund and a monthly fee of up to 0.025% per annum of the Fund’s average monthly net asset value subject to a $1,800 monthly minimum. The distribution fees amounted to $6,650 and $2,738 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $19,950 and $8,852 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The brokerage commission and fees amounted to $176 and $520 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $801 and $1,909 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

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

For tax service provider services, ESP is paid an annual fee of $75,000 for 2013 and $50,000 for 2012 by the Fund. The tax return preparation fees amounted to $18,904 and $9,099 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $56,096 and $37,929 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, as disclosed in the Statements of Operations.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,824 and $8,750 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $26,178 and $14,050 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively. The PFO support services fees for the Nine Months Ended September 30, 2012 included $8,750 paid to ESP and $5,300 paid to an unaffiliated third party service provider.

The CCO service fees amounted to $3,977 and $-0- for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $11,967 and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

At September 30, 2013, the Fund has paid $75,000 to ESP for 2013 service fees payable for tax services. Of this amount, $18,904 is included in the Statements of Financial Condition as Prepaid Expense to Related Party at September 30, 2013. This amount is being amortized and charged to operations ratably throughout the year ending December 31, 2013.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

(f)	The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $625 and $633 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $1,875 and $1,880 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively, and are included in Other Expenses in the Statements of Operations.

(g)	Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $106,903 and $70,013 for the Three Months Ended September 30, 2013 and September 30, 2012, respectively, and $314,051 and $260,602 for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

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

For the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund did not incur any such expenses.

(i)	Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund did not incur any such expenses.

(5)	Creations and Redemptions

The Fund issues and redeems Shares from time to time, but only in one or more Baskets. A Basket is a block of 100,000 Shares of the Fund. Baskets may be created or redeemed only by Authorized Participants.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

(a)	Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended September 30, 2013 and September 30, 2012, and for the Nine Months Ended September 30, 2013 and September 30, 2012.

(b)	Share Transactions

There were no Share Transactions during the Three Months Ended September 30, 2013 and September 30, 2012 and during the Nine Months Ended September 30, 2013 and September 30, 2012.

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

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2013, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9)	Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus (See Note 12).

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2013 and September 30, 2012 and for the Nine Months Ended September 30, 2013 and September 30, 2012. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$ 11.06	$ 24.30	$ 19.37	$ 30.68
Net investment income/(loss)	(1.07)	(0.70)	(3.14)	(2.60)
Net realized and unrealized gain/(loss)	(1.29)	(3.17)	(7.53)	(7.65)
Net income/(loss)	(2.36)	(3.87)	(10.67)	(10.25)
Net asset value per Share, end of period	$ 8.70	$ 20.43	$ 8.70	$ 20.43
Market value per Share, end of period	$ 8.87(c)	$ 20.50(c)	$ 8.87(c)	$ 20.50(c)
Ratios to average Net Assets (a)
Expense ratio	45.58%	12.29%	32.90%	14.36%
Net investment income (loss)	(45.58)%	(12.29)%	(32.90)%	(14.36)%
Total Return, at net asset value (b)	(21.34)%	(15.93)%	(55.09)%	(33.41)%
Total Return, at market value (b)	(19.36)%	(15.32)%	(54.28)%	(32.96)%

a	Percentages are annualized.
b	Percentages are not annualized.
c	Represents the closing bid/ask mean as of September 30, 2013 and September 30, 2012, respectively.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

Notes to Financial Statements

September 30, 2013 (unaudited) (continued)

(11)	New Accounting Pronouncements

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

(12)	Subsequent Events

(a)	Change of Control

On November 1, 2013, GENCAP Ventures, LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of FactorShares 2X: TBond Bull/S&P500 Bear (the “Fund”), entered into a definitive Purchase and Sale Agreement with Exchange Traded Managers Group, LLC, a New Jersey limited liability company, pursuant to which Exchange Traded Managers Group, LLC will become the sole member and owner of Factor Advisors, LLC, subject to the satisfaction of certain conditions. Factor Advisors, LLC currently is the sole member and owner of Factor Capital Management, LLC. Factor Capital Management, LLC has exclusive power and authority to manage the business and affairs of the Fund. Consequently, upon its consummation, this transaction will constitute a change in control of the Fund.

Exchange Traded Managers Group, LLC is acquiring Factor Advisors, LLC from GENCAP Ventures, LLC in consideration of rights to participate in certain future revenues of GENCAP Ventures, LLC, including the management fee paid by the Fund to the Managing Owner.

At the closing of the transaction, Samuel Masucci, III will continue to serve as a member of the Board of Managers as well as Chairman and Principal Executive Officer of Factor Capital Management, LLC.

The transaction is expected to close on or before November 25, 2013.

(b)	Fund Liquidation

On November 5, 2013 the Managing Owner announced that it has determined to close the Fund. Trading on the NYSE Arca for the shares of the Fund will be suspended prior to the open of business on Friday, November 22, 2013. Shareholders may sell their holdings on or before Thursday, November 21, 2013 and may incur customary brokerage charges. Shareholders who do not sell their holdings on or before November 21, 2013 will receive cash equal to the amount of the net asset value of their shares along with any accrued capital gains and remaining income. The Fund’s net asset value will reflect the costs of closing the Fund as calculated on the liquidation date. The Board of Managers of the Managing Owner has authorized these Fund liquidations.

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

As explained in greater detail below, the Fund seeks to track the inverse performance of the Index on a leveraged and daily basis by creating a portfolio of Long Index Futures Contracts and Short Index Futures Contracts (which may include Substitute Futures and/or Financial Instruments). The Fund seeks to rebalance daily its holdings around the NAV Calculation Time which occurs upon the first to settle of its Long Index Futures Contracts or Short Index Futures Contracts. However, the Fund will only rebalance on business days when NYSE Arca and the futures exchanges on which both the Long Index Futures Contracts and the Short Index Futures Contracts are open. The Fund’s cost to rebalance daily its holdings were not material for the Three Months Ended September 30, 2013 and September 30, 2012 and for the Nine Months ended September 30, 2013 and September 30, 2012.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012. The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FSA”.

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
S&P U.S. Treasury Bond Futures Excess Return Index
Short Index Futures Contract:
U.S. Treasury Bond Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor.

The section “Summary of S&P U.S. Equity Risk Premium Total Return Index and Sub-Index Returns for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012” below provides an overview of the changes in the closing levels of the S&P U.S. Equity Risk Premium Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track +200% of the daily inverse return of the Index and the Fund does not attempt to outperform or underperform the daily inverse return of the Index.

The following table highlights the results of the S&P U.S. Equity Risk Premium Total Return Index and its Sub-Indexes for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012.

Summary of S&P U.S. Equity Risk Premium Total Return Index and

Sub-Index Returns

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Index: S&P U.S. Equity Risk Premium Total Return Index	5.63%	5.42%	27.30%	10.23%
Long Sub-Index: S&P 500® Futures Excess Return Index	5.10%	6.22%	19.17%	16.11%
Short Sub-Index: S&P U.S. Treasury Bond Futures Excess Return Index	(0.77)%	0.40%	(7.02)%	4.02%
3-Month United States Treasury Obligations	0.0076%	0.0218%	0.041%	0.0483%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the percentages of Fund net asset value held by the Commodity Broker may vary substantially over time, as of September 30, 2013 and December 31, 2012, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholder’s capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds will be segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

At September 30, 2013 the Fund’s Authorized Participants were:

ABN Amro Clearing Chicago, LLC

BNP Paribas Securities Corp.

Credit Suisse Securities (USA), LLC

Goldman, Sachs & Co.

Goldman Sachs Execution & Clearing, LP

JP Morgan Securities, LLC

Merrill Lynch Professional Clearing Corp.

Newedge USA, LLC

RBC Capital Markets, LLC

SG Americas Securities, LLC

Timber Hill, LLC

UBS Securities, LLC

Virtu Financial BD, LLC

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

Operating Activities

Net cash flow used for operating activities was $-0- and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 and December 31, 2012 segregated cash held by the broker was $574,315 and $1,447,327, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $-0- for the Nine Months Ended September 30, 2013 and September 30, 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSA”.

The Fund seeks to track approximately +200% of the inverse daily return of the S&P U.S. Equity Risk Premium Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the long-dated U.S. Treasury and U.S. equity market segments primarily by establishing a leveraged long position in the U.S. Treasury Bond Futures (the “Treasury Index Futures Contract”) and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price IndexTM Futures (the “Equity Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSA NAV to FSA Market Value for the Three Months Ended September 30, 2013 and September 30, 2012”, and “Comparison of Per Share FSA NAV to FSA Market Value for the Nine Months Ended September 30, 2013 and September 30, 2012”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSA NAV to Benchmark Index for the Three Months Ended September 30, 2013 and September 30, 2012”, and “Comparison of FSA NAV to Benchmark Index for the Nine Months Ended September 30, 2013 and September 30, 2012”).

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

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

$28.00
$27.00
$26.00
$25.00
$24.00
$23.00
$22.00
$21.00
$20.00
$19.00
$18.00
6/29
7/2
7/5
7/8
7/11
7/14
7/17
7/20
7/23
7/26
7/29
8/1
8/4
8/7
8/10
8/13
8/16
8/19
8/22
8/25
8/28
8/31
9/3
9/6
9/9
9/12
9/15
9/18
9/21
9/24
9/27
FSA Closing Price
FSA NAV

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Three Months Ended September 30, 2013 and September 30, 2012. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FSA NAV TO FSA MARKET VALUE FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSA and its NAV tracked closely for the Nine Months Ended September 30, 2013 and September 30, 2012. The NAV for FSA is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of the U.S. Treasury Bond Futures market on the CME futures exchange. The FSA shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

09/30/2013

120.00
110.00
100.00
90.00
80.00
70.00
60.00
6/29
7/2
7/5
7/8
7/11
7/14
7/17
7/20
7/23
7/26
7/29
8/1
8/4
8/7
8/10
8/13
8/16
8/19
8/22
8/25
8/28
8/31
9/3
9/6
9/9
9/12
9/15
9/18
9/21
9/24
9/27
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2013 and September 30, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus Fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSA NAV TO BENCHMARK INDEX FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
12/31
1/7
1/14
1/21
1/28
2/4
2/11
2/18
2/25
3/4
3/11
3/18
3/25
4/1
4/8
4/15
4/22
4/29
5/6
5/13
5/20
5/27
6/3
6/10
6/17
6/24
7/1
7/8
7/15
7/22
7/29
8/5
8/12
8/19
8/26
9/2
9/9
9/16
9/23
9/30
FSA NAV (rebased)
S&P U.S. Equity Risk Premium TR Index (rebased)

09/30/2013

09/30/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compare the 2X inverse leveraged return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Nine Months Ended September 30, 2013 and September 30, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSA reflects the E-mini S&P 500 contracts as of the close of the U.S. Treasury Bond Futures contracts at 3:00 p.m. eastern time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 futures contract, plus Fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the combination of the market prices after the CME contract close, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in each graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P U.S. Equity Risk Premium Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compare the 2X inverse leverage return of FSA with the single beta benchmark index returns for the S&P U.S. Equity Risk Premium Total Return Index for the Three Months Ended September 30, 2013 and September 30, 2012 and the Nine Months Ended September 30, 2013 and September 30, 2012. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 PM Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Treasury Bond Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 PM (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is more related to the combination of the market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. (Eastern time) Fund NAV calculation, the 2X multiple of FSA’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

During the Three Months Ended September 30, 2013, the NYSE Arca market value of each Share decreased 19.36% from $11.00 per Share, representing the closing price as of June 30, 2013 to $8.87 per Share, representing the closing market price as of September 30, 2013. The Share price high and low for the Three Months Ended September 30, 2013 and related change from the closing Share price as of June 30, 2013 were as follows: Shares traded from a high of $9.65 per Share (-12.27%) on July 26, 2013 to a low of $8.35 per Share (-24.09%) on September 20, 2013.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2013, the net asset value of each Share decreased 19.34% from $10.96 per Share to $8.84 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2013, losses in the U.S. Treasury Index Futures Contracts and in the E-mini S&P 500 Index Futures Contracts and fund expenses resulted in the decrease in the NAV per Share.

Net loss for the Three Months Ended September 30, 2013, was $236,145, resulting from net realized losses on futures contracts of $212,897, net unrealized gains on futures contracts of $83,655 and the net investment loss of $106,903.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 15.32% from $24.21 per Share, representing the closing price as of June 30, 2012 to $20.50 per Share, representing the closing market price as of September 30, 2012. The Share price high and low for the Three Months Ended September 30, 2012 and related change from the closing Share price as of June 30, 2012 was as follows: Shares traded from a high of $26.49 per Share (+9.42%) on July 12, 2012 to a low of $18.56 per Share (-23.34%) on September 14, 2012.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share decreased 16.10% from $24.29 per Share to $20.38 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Three Months Ended September 30, 2012, gains in the U.S. Treasury Index Futures Contracts were more than offset by losses in the E-mini S&P 500 Index Futures Contracts and fund expenses resulting in the decrease in the NAV per Share.

Net loss for the Three Months Ended September 30, 2012, was $387,848, resulting from net realized losses on futures contracts of $501,293, net unrealized gains on futures contracts of $183,449 and the net investment loss of $70,004.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

During the Nine Months Ended September 30, 2013, the NYSE Arca market value of each Share decreased 54.28% from $19.40 per Share, representing the closing price as of December 31, 2012 to $8.87 per Share, representing the closing market price as of September 30, 2013. The Share price high and low for the Nine Months Ended September 30, 2013 and related change from the closing Share price as of December 31, 2012 were as follows: Shares traded from a high of $18.14 per Share (-6.49%) on January 2, 2013 to a low of $8.35 per Share (-56.96%) on September 20, 2013.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2013, the net asset value of each Share decreased 55.38% from $19.81 per Share to $8.84 per Share (NAV calculation time methodology as described in the notes to the financial statements). For the Nine Months Ended September 30, 2013, losses in the U.S. Treasury Index Futures Contracts and in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulted in the decrease in the NAV per Share.

Net loss for the Nine Months Ended September 30, 2013, was $1,067,428, resulting from net realized losses on futures contracts of $872,210, net unrealized gains on futures contracts of $118,833 and the net investment loss of $314,051.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Fund Share Price Performance

During the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share decreased 32.96% from $30.58 per Share, representing the closing price as of December 31, 2011 to $20.50 per Share, representing the closing market price on September 30, 2012. The Share price high and low for the Nine Months Ended September 30, 2012 and related change from the closing Share price on December 31, 2011 was as follows: Shares traded from a high of $29.26 per Share (-4.32%) on January 9, 2012 to a low of $18.56 per Share (-39.31%) on September 14, 2012.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share decreased 33.18% from $30.50 per Share to $20.38 per Share (NAV calculation time methodology). For the Nine Months Ended September 30, 2012, gains in the U.S. Treasury Index Futures Contracts were more than offset by losses in the E-mini S&P 500 Index Futures Contracts and Fund expenses resulting in the decrease in the NAV per Share.

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

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations, except as noted in Note 12 to the financial statements as of September 30, 2013.

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

For the Nine Months Ended September 30, 2013 and September 30, 2012, there were no Shares created or redeemed. On September 30, 2013, 100,040 Shares of the Fund were outstanding for a market capitalization of $887,355.

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
47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: TBOND BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Samuel Masucci III
Name: Samuel Masucci III
Title: Principal Executive Officer

	By:	/s/ Mary Byra
Name: Mary Byra
Dated: November 14, 2013		Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5
E-1